Form 10QSB
period 2006-03-31
ESCO INC
filed 2006-06-26
CIK 1359290

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐TRANSITION REPORT PURSUANT SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number __________

ESCO, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-3750479
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

10330 Regency Parkway Drive, Suite 100
Omaha, NE	68114
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (402) 397-2200

No change

(Former name, former address and former fiscal year, if changed since last report)

Facsimile number (402) 390-7137

Copies to:

Gary L. Hoffman, Esq.
Erickson & Sederstrom, P.C.
10330 Regency Parkway Drive
Omaha, NE 68114
(402) 390-7117

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No☐

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,500 shares of Common Stock, par value $ .0001 per share, outstanding as of June 23, 2006.

Transitional Small Business Disclosure Format (Check one): YES ☐  NO ☒

Index
Part I — FINANCIAL INFORMATION

Page

Item 1. Financial Statements

Item 2. Management's Discussion and Analysis or Plan of Operation

Item 3. Controls and Procedures

Part II — OTHER INFORMATION:

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ESCO, INC.
(A Development Stage Company)
BALANCE SHEET

	March 31,	December 31,
	2006	2005
Assets:
Cash	$7,502	$15,480

Total Assets	$7,502	$15,480

Liabilities:
Accounts Payable	$-	$7,963

Stockholders' Equity:
Preferred Stock, par value $.001,
Authorized 100,000,000 shares, Issued 0 shares
at March 31, 2006 and December 31, 2005	-	-
Common Stock, par value $.001,
Authorized 1,000,000,000 shares, Issued 15,500 shares
at March 31, 2006 and December 31, 2005	16	16
Paid-In Capital	15,484	15,484
Deficit Accumulated During the Development Stage	(7,998)	(7,983)

Total Stockholders' Equity	7,502	7,517

Total Liabilities and Stockholders' Equity	$7,502	$15,480

The accompanying notes are an integral part of these financial statements.

ESCO, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Cumulative
			since
			November 4,
			2005
	For the Three Months Ended		inception of
	March 31,		development
	2006	2005	stage
Revenues:	$-	$-	$-

Expenses:
General & Administrative	15	-	7,998

Net Loss	$(15)	$-	$(7,998)

Basic & Diluted Loss per Share	$-	$-

Weighted Average Shares
Outstanding	15,500	-

The accompanying notes are an integral part of these financial statements.

ESCO, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Cumulative
			since
			November 4,
			2005
	For the Three Months Ended		inception of
	March 31,		development
	2006	2005	stage
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(15)	$-	$(7,998)

Increase (Decrease) in Accounts Payable	(7,963)	-	-
Net Cash Used in operating activities	(7,978)	-	(7,998)

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities	-	-	-

CASH FLOWS FROM FINANCING
ACTIVITIES:
Common Stock Issued for Cash	-	-	15,500
Net Cash Provided by Financing Activities	-	-	15,500

Net (Decrease) Increase in
Cash and Cash Equivalents	(7,978)	-	7,502
Cash and Cash Equivalents
at Beginning of Period	15,480	-	-
Cash and Cash Equivalents
at End of Period	$7,502	$-	$7,502

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-	$-
Franchise and income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES: None

The accompanying notes are an integral part of these financial statements.

ESCO, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED MARCH 31, 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for ESCO, Inc. (a development stage company) is presented to assist in understanding the Company’s financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Financial Statements

The unaudited financial statements as of March 31, 2006 and for the three months then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern,” which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a “going concern.” If the Company were unable to continue as a “going concern,” then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used.

Organization and Basis of Presentation

The Company was incorporated under the laws of the State of Nevada on November 4, 2005. The Company did not have any operating activities during the period from its incorporation through March 31, 2006 and was considered dormant.

Nature of Business

The Company has no products or services as of March 31, 2006. The company was organized as a vehicle to seek merger or acquisition candidates.

ESCO, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED MARCH 31, 2006
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Pervasiveness of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Loss per Share

Basic income (loss) per share has been computed by dividing the income (loss) for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at March 31, 2006 and 2005.

Reclassifications

Certain reclassifications have been made in the 2005 financial statements to conform with the March 31, 2006 presentation.

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED MARCH 31, 2006
(Continued)

NOTE 2 - INCOME TAXES

As of December 31, 2005, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $7,983 that may be offset against future taxable income through 2025. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY

The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage. The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

NOTE 4 - COMMITMENTS

As of March 31, 2006 corporate officers from either their homes or business offices have conducted all activities of the Company. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 - COMMON STOCK TRANSACTIONS

On November 29, 2005 the company issued 15,500 shares of common stock for $1.00 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The Company incurred a net loss of $15 for the three months ended March 31, 2006 and $7,998 for the period from November 4, 2005 (inception) to March 31, 2006, respectively. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.

Plan of Operation. The Company has not realized any revenues from operations since November 4, 2005 (inception), and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

Liquidity and Capital Resources. As of March 31, 2006, the Company had assets consisting of $7502 in cash.

Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from November 4, 2005 (inception) to March 31, 2006. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

ITEM 3. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules, regulations and related forms, and that such information is accumulated and communicated to the our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Within the 90 days prior to the filing date of this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls and procedures subsequent to the date we completed our evaluation. Therefore, no corrective actions were taken.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS. To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. None.

ITEM 5. OTHER INFORMATION. None.

ITEM 6. EXHIBITS.

Exhibit No.	Description
*3.1	Articles of Incorporation, as filed with the Nevada Secretary State on November 4, 2005.
*3.2	By-Laws
31.1
Certification of the Company's Principal Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006.

32.1	Certification of the Company's Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on April 25, 2006, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 23, 2006

ESCO, INC.

By:	/s/ William T. Foley
William T. Foley, President and Chief Financial Officer