Form 10QSB
period 2006-06-30
ESCO INC
filed 2006-08-15
CIK 1359290

U.S. SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC

                                   FORM 10-QSB

                    |X| QUARTERLY REPORT PURSUANT SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

               |_| TRANSITION REPORT PURSUANT SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission file number 000-51929

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

                   Issuer's telephone number: (402) 397-2200

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,500 shares of Common Stock, par value $ .0001 per share, outstanding as of August 15, 2006.

Transitional Small Business Disclosure Format (Check one): YES |_| NO |X|

                                      Index

                         Part I -- FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
Item 1. Financial Statements                                                 4

Item 2. Management's Discussion and Analysis or Plan of Operation            10

Item 3. Controls and Procedures                                              10

                          Part II -- OTHER INFORMATION:

Item 1. Legal Proceedings                                                    11

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds          11

Item 3. Defaults Upon Senior Securities                                      11

Item 4. Submission of Matters to a Vote of Security Holders                  11

Item 5. Other Information                                                    11

Item 6. Exhibits and Reports on Form 8-K                                     11

Signatures                                                                   11

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                   ESCO, INC.

                          (A Development Stage Company)

                                  BALANCE SHEET


                                                        June 30,   December 31,
                                                          2006         2005
                                                        --------   ------------
Assets:
Cash                                                     $ 7,487     $15,480
                                                         -------     -------
Total Assets                                             $ 7,487     $15,480
                                                         =======     =======
Liabilities:
Accounts Payable                                         $    --     $ 7,963
                                                         -------     -------
Stockholders' Equity:
Preferred Stock, par value $.001,
Authorized 100,000,000 shares, Issued 0 shares
at June 30, 2006 and December 31, 2005                        --          --
Common Stock, par value $.001,
Authorized 1,000,000,000 shares, Issued 15,500 shares
at June 30, 2006 and December 31, 2005                        16          16
Paid-In Capital                                           15,484      15,484
Deficit Accumulated During the Development Stage          (8,013)     (7,983)
                                                         -------     -------
Total Stockholders' Equity                                 7,487       7,517
                                                         -------     -------
Total Liabilities and Stockholders' Equity               $ 7,487     $15,480
                                                         =======     =======

   The accompanying notes are an integral part of these financial statements.

                                   ESCO, INC.

                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                                    Cumulative
                                                                       since
                                  For the Three     For the Six     November 4,
                                  Months Ended     Months Ended        2005
                                    June 30,          June 30,      inception of
                                 --------------   --------------    development
                                  2006     2005    2006     2005       stage
                                 -------   ----   -------   ----   -------------
Revenues:                        $    --    $--   $    --    $--     $    --
Expenses:
General & Administrative              15     --        30     --       8,013
                                 -------    ---   -------    ---     -------
Net Loss                         $   (15)   $--   $   (30)   $--     $(8,013)
                                 =======    ===   =======    ===     =======
Basic & Diluted Loss per Share   $    --    $--   $    --    $--
                                 =======    ===   =======    ===
Weighted Average Shares
Outstanding                       15,500     --    15,500     --
                                 =======    ===   =======    ===

   The accompanying notes are an integral part of these financial statements.

                                   ESCO, INC.

                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                           Cumulative
                                                                             since
                                                                          November 4,
                                                    For the Six Months       2005
                                                        Ended June 30,    inception of
                                                    -------------------   development
                                                      2006       2005        stage
                                                    --------   --------   ------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                            $    (30)  $     --     $(8,013)
Increase (Decrease) in Accounts Payable               (7,963)        --          --
                                                    --------   --------     -------
Net Cash Used in operating activities                 (7,993)        --      (8,013)
                                                    --------   --------     -------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities                 --         --          --
                                                    --------   --------     -------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Common Stock Issued for Cash                              --         --      15,500
                                                    --------   --------     -------
Net Cash Provided by Financing Activities                 --         --      15,500
                                                    --------   --------     -------
Net (Decrease) Increase in
Cash and Cash Equivalents                             (7,993)        --       (8,013)
Cash and Cash Equivalents
at Beginning of Period                                15,480         --          --
                                                    --------   --------     -------
Cash and Cash Equivalents
at End of Period                                    $  7,487   $     --     $ 7,487
                                                    ========   ========     =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest                                            $     --   $     --     $    --
Franchise and income taxes                          $     --   $     --     $    --

  SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES: None

   The accompanying notes are an integral part of these financial statements.

                                   ESCO, INC.

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                       FOR THE PERIOD ENDED JUNE 30, 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      This summary of accounting policies for ESCO, Inc. (a development stage company) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Financial Statements

      The unaudited financial statements as of June 30, 2006 and for the six months then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

      The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern," which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

      These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a "going concern." If the Company were unable to continue as a "going concern," then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used.

Organization and Basis of Presentation

      The Company was incorporated under the laws of the State of Nevada on November 4, 2005. The Company did not have any operating activities during the period from its incorporation through June 30, 2006 and was considered dormant.

Nature of Business

      The Company has no products or services as of June 30, 2006. The company was organized as a vehicle to seek merger or acquisition candidates.

Concentration of Credit Risk

      The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

                                   ESCO, INC.

                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                       FOR THE PERIOD ENDED JUNE 30, 2006
                                   (Continued)

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

Loss per Share

      Basic income (loss) per share has been computed by dividing the income
(loss) for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at June 30, 2006 and 2005.

Reclassifications

      Certain reclassifications have been made in the 2005 financial statements to conform with the June 30, 2006 presentation.

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

                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                       FOR THE PERIOD ENDED JUNE 30, 2006
                                   (Continued)

NOTE 3 - DEVELOPMENT STAGE COMPANY

      The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage. The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

NOTE 4 - COMMITMENTS

      As of June 30, 2006 corporate officers from either their homes or business offices have conducted all activities of the Company. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 - COMMON STOCK TRANSACTIONS

      On November 29, 2005 the company issued 15,500 shares of common stock for $1.00 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The Company incurred a net loss of $15.00 for the three months ended June 30, 2006 and $8,013.00 for the period from November 4, 2005 (inception) to June 30, 2006, respectively. Combined with the fact that the Company has $7, 487.00 in working capital as of June 30, 2006, it is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.

Plan of Operation. The Company has not realized any revenues from operations since November 4, 2005 (inception), and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

Liquidity and Capital Resources. As of June 30, 2006, the Company had assets consisting of $7,487.00 in cash.

Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from November 4, 2005 (inception) to June 30, 2006. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. None.

ITEM 5. OTHER INFORMATION. None.

ITEM 6. EXHIBITS.

Exhibit No.  Description
-----------  -----------
*3.1 Articles of Incorporation, as filed with the Nevada Secretary State on November 4, 2005.

*3.2         By-Laws

31.1         Certification of the Company's Principal Executive Officer to
             Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Quarterly Report on Form 10-QSB for the quarter ended June
             30, 2006.

32.1 Certification of the Company's Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated: August 15, 2006

                                               ESCO, INC.


                                               By: /s/ William T. Foley
                                                   -----------------------------
                                                   William T. Foley, President