Form 10QSB
period 2006-09-30
ESCO INC
filed 2006-11-16
CIK 1359290

U.S. SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC

                                   FORM 10-QSB

                    |X|  QUARTERLY REPORT PURSUANT SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

               |_|  TRANSITION REPORT PURSUANT SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                        Commission file number 000-51929

                                   ESCO, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Nevada                                         20-3750479
--------------------------------------    --------------------------------------
 (State or other jurisdiction of                    (I.R.S. employer
  incorporation or organization)                  identification number)

10330 Regency Parkway Drive, Suite 100
         Omaha, NE                                       68114
--------------------------------------    --------------------------------------
(Address of principal executive offices)                (Zip Code)

                    Issuer's telephone number: (402) 397-2200

                                    No change
                 ----------------------------------------------
                 (Former name, former address and former fiscal
                      year, if changed since last report)

                         Facsimile number (402) 390-7137

                                   Copies to:

                              Gary L. Hoffman, Esq.
                           Erickson & Sederstrom, P.C.
                           10330 Regency Parkway Drive
                                 Omaha, NE 68114
                                 (402) 390-7117

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,500 shares of Common Stock, par value $ .0001 per share, outstanding as of November 1, 2006.

Transitional Small Business Disclosure Format (Check one): YES |_|  NO |X|

                                      Index

                         Part I -- FINANCIAL INFORMATION

                                                                          Page

Item 1. Financial Statements                                                5

Item 2. Management's Discussion and Analysis or Plan of Operation           10

Item 3. Controls and Procedures                                             11

                          Part II -- OTHER INFORMATION:

Item 1. Legal Proceedings                                                   11

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds         11

Item 3. Defaults Upon Senior Securities                                     11

Item 4. Submission of Matters to a Vote of Security Holders                 11

Item 5. Other Information                                                   11

Item 6. Exhibits and Reports on Form 8-K                                    11

Signatures                                                                  11

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                   ESCO, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET

                                                         September 30,    December 31,
                                                             2006             2005
                                                        -------------    -------------
Assets:
Cash                                                    $       7,472    $      15,480
                                                        -------------    -------------

Total Assets                                            $       7,472    $      15,480
                                                        =============    =============

Liabilities:
Accounts Payable                                        $          --    $       7,963
                                                        -------------    -------------

Stockholders' Equity:
Preferred Stock, par value $.001,
Authorized 100,000,000 shares, Issued 0 shares
at June 30, 2006 and December 31, 2005                             --               --

Common Stock, par value $.001,
Authorized 1,000,000,000 shares, Issued 15,500 shares
at June 30, 2006 and December 31, 2005                             16               16

Paid-In Capital                                                15,484           15,484

Deficit Accumulated During the Development Stage               (8,028)          (7,983)
                                                        -------------    -------------

Total Stockholders' Equity                                      7,472            7,517
                                                        -------------    -------------


Total Liabilities and Stockholders' Equity              $       7,472    $      15,480
                                                        =============    =============

The accompanying notes are an integral part of these financial statements.

                                   ESCO, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                                Cumulative
                                                                                                  since
                                          For the Three                  For the Nine           November 4,
                                          Months Ended                   Months Ended              2005
                                          September 30,                  September 30,          inception of
                                         --------------                 --------------          development
                                      2006             2005           2006           2005         stage
                                   ------------   -------------   ------------   -------------  ------------
Revenues:                          $         --   $          --   $         --   $          --  $         --
Expenses:
General & Administrative                     15              --             45              --         8,028
                                   ------------   ------------    ------------   ------------   ------------
Net Loss                           $        (15)  $          --   $        (45)  $          --  $     (8,028)
                                   ============   =============   ============   =============  ============
Basic & Diluted Loss per Share     $         --   $          --   $         --   $          --
                                   ============   =============   =============  =============
Weighted Average Shares
Outstanding                              15,500              --         15,500              --
                                   ============   =============   =============  =============

The accompanying notes are an integral part of these financial statements.

                                   ESCO, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                                           Cumulative
                                                                             since
                                                                          November 4,
                                                    For the Nine Months       2005
                                                    Ended September 30,    inception of
                                                    -------------------   development
                                                      2006       2005        stage
                                                    --------   --------   ------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                            $    (45)  $     --     $(8,028)
Increase (Decrease) in Accounts Payable               (7,963)        --          --
                                                    --------   --------     -------
Net Cash Used in operating activities                 (8,008)        --      (8,028)
                                                    --------   --------     -------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities                 --         --          --
                                                    --------   --------     -------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Common Stock Issued for Cash                              --         --      15,500
                                                    --------   --------     -------
Net Cash Provided by Financing Activities                 --         --      15,500
                                                    --------   --------     -------
Net (Decrease) Increase in
Cash and Cash Equivalents                             (8,008)        --       7,472
Cash and Cash Equivalents
at Beginning of Period                                15,480         --          --
                                                    --------   --------     -------
Cash and Cash Equivalents
at End of Period                                    $  7,472   $     --     $ 7,472
                                                    ========   ========     =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest                                            $     --   $     --     $    --
Franchise and income taxes                          $     --   $     --     $    --


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES: None

The accompanying notes are an integral part of these financial statements.

                                   ESCO, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for ESCO, Inc. (a development stage company) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Financial Statements

         The unaudited financial statements as of September 30, 2006 and for the nine months then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

Organization and Basis of Presentation

         The Company was incorporated under the laws of the State of Nevada on November 4, 2005. The Company did not have any operating activities during the period from its incorporation through September 30, 2006 and was considered dormant.

Nature of Business

         The Company has no products or services as of September 30, 2006. The company was organized as a vehicle to seek merger or acquisition candidates.

Concentration of Credit Risk

         The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

                                   ESCO, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2006
                                   (Continued)

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

Loss per Share

         Basic income (loss) per share has been computed by dividing the income
(loss) for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at September 30, 2006 and 2005.

Reclassifications

         Certain reclassifications have been made in the 2005 financial statements to conform with the September 30, 2006 presentation.

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

                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2006
                                   (Continued)

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

NOTE 4 - COMMITMENTS

         As of September 30, 2006 corporate officers from either their homes or business offices have conducted all activities of the Company. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 - COMMON STOCK TRANSACTIONS

         On November 29, 2005 the company issued 15,500 shares of common stock for $1.00 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The Company incurred a net loss of $15.00 and $45.00 for the three months and the nine months ended September 30, 2006 respectively, and $8,028.00 for the period from November 4, 2005 (inception) to September 30, 2006, respectively. Combined with the fact that the Company has $7,472.00 in working capital as of September 30, 2006, it is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.

Plan of Operation. The Company has not realized any revenues from operations since November 4, 2005 (inception), and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

Liquidity and Capital Resources. As of September 30, 2006, the Company had assets consisting of $7,472.00 in cash.

Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from November 4, 2005 (inception) to September 30, 2006. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. None.

ITEM 5. OTHER INFORMATION. None.

ITEM 6. EXHIBITS.

Exhibit No.        Description
*3.1               Articles of Incorporation, as filed with the Nevada Secretary State on November
                   4, 2005.

*3.2               By-Laws

31.1               Certification of the Company's Principal Executive Officer to Section 302 of
                   the Sarbanes-Oxley Act of 2002, with respect to the Quarterly Report on
                   Form 10-QSB for the quarter ended September 30, 2006.

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

Dated: November 13, 2006

                                 ESCO, INC.

                                 By: /s/ William T. Foley
                                     ----------------------------------
                                     William T. Foley, President