Form 10KSB
period 2006-12-31
ESCO INC
filed 2007-04-02
CIK 1359290

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X|  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                   For the fiscal year ended December 31, 2006

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to ____________

                        COMMISSION FILE NUMBER 000-51929

                                   ESCO, INC.
                 (Name of small business issuer in its charter)

             Nevada                                             20-3750479
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                             Identification No.)

             10330 Regency Parkway Dr., Suite 100, Omaha, NE 68114
               (Address of principal executive offices) (zip code)

                    Issuer's telephone number:(402) 397-2200
                        Facsimile number:(402) 390-7134

         Securities registered under Section 12(b) of the Exchange Act:

            Title of each class Name of exchange on which registered
                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK. $0001 par value
                                (Title of Class)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulations S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

The issuer's revenues for its most recent fiscal year ended December 31, 2006. $0.00

The number of shares of Common Stock, $0.001 par value, outstanding on December 31, 2006, was 15,500 shares, held by 12 stockholders.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

================================================================================

                                TABLE OF CONTEXT

                                                                        Page

                                     PART I

Item 1  DESCRIPTION OF BUSINESS......................................    1

Item 2  DESCRIPTION OF PROPERTY......................................    9

Item 3  LEGAL PROCEEDINGS............................................    9

Item 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS........    9

                                    PART II

Item 5  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.....    9

Item 6  PLAN OF OPERATION............................................    9

Item 7  FINANCIAL STATEMENTS ........................................    11

Item 8  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE ..................................    11

Item 8A  CONTROLS AND PROCEDURES ....................................    11

Item 8B  OTHERE INFORMATION .........................................    11

                                    PART III

Item 9  DIRECTORES, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXHCNAGE
          ACT .......................................................    11

Item 10 EXECUTIVE COMPENSATION ......................................    14

Item 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS ................    14

Item 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
          DIRECTORS INDEPENDENCE ....................................    15

Item 13 EXHIBITS ....................................................    15

Item 14 PRINCIPAL ACCOUNTANT AND SERVICES ...........................    15

SIGNATURES ..........................................................    16

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

      Esco, Inc., was incorporated in the State of Nevada on November 4, 2005 to as a vehicle to pursue a business combination. The business purpose of the Company is to seek the acquisition of, or merger with, an existing company. As a result, we do not have any active business operations and at this time we are considered a "Blank Check" company.

      The SEC defines a "Blank Check Company" as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Exchange Act, and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Our management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination.

      We registered our common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. We file with the Securities and Exchange Commission periodic and episodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports on Form 10-KSB. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

      Management believes that there are perceived benefits to being a reporting company with a class of publicly-registered securities. These are commonly thought to include (1) the ability to use registered securities to make acquisition of assets or businesses; (2) increased visibility in the financial community; (3) the facilitation of borrowing from financial institutions; (4) improved trading efficiency; (5) stockholder liquidity; (6) greater ease in subsequently raising capital; (7) compensation of key employees through stock options; (8) enhanced corporate image; and (9) a presence in the United States capital market.

      The Company's principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. The analysis of new business opportunities has and will be undertaken by or under the supervision of the officers and directors of the Company. We have considered potential acquisition transactions with several companies, but as of this date have not entered into any definitive agreement with any party. The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities.

      A business entity, if any, which may be interested in a business combination with us may include (1) a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses; (2) a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it; (3) a company which wishes to become public with less dilution of its common stock than would occur normally upon an underwriting; (4) a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public; (5) a foreign company which may wish to gain an initial entry into the United States securities market; (6) a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan; or (7) a company seeking one or more of the other perceived benefits of becoming a public company.

      We may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

      Our management, which in all likelihood will not be experienced in matters relating to the business of a target business, will rely upon its own efforts in accomplishing our business purposes. Outside consultants or advisors may be utilized by us to assist in the search for qualified target companies. If we do retain such an outside consultant or advisor, any cash fee earned by such person will need to be assumed by the target business, as we have no cash assets with which to pay such obligation.

      The analysis of new business opportunities will be undertaken by, or under the supervision of our officers and directors, who are not a professional business analysts. In analyzing prospective business opportunities, management may consider such matters as:

      o Potential for growth, indicated by new technology, anticipated market expansion or new products;

      o Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

      o Strength and diversity of management, either in place or scheduled for recruitment;

      o Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

      o The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

      o     The extent to which the business opportunity can be advanced;

      o The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

      o     Other relevant factors.

      Management does not have the capacity to conduct as extensive an investigation of a target business as might be undertaken by a venture capital fund or similar institution. As a result, management may elect to merge with a target business which has one or more undiscovered shortcomings and may, if given the choice to select among target businesses, fail to enter into an agreement with the most investment-worthy target business.

      Following a business combination we may benefit from the services of others in regard to accounting, legal services, underwritings and corporate public relations. If requested by a target business, management may recommend one or more underwriters, financial advisors, accountants, public relations firms or other consultants to provide such services.

      A potential target business may have an agreement with a consultant or advisor, providing that services of the consultant or advisor be continued after any business combination. Additionally, a target business may be presented to us only on the condition that the services of a consultant or advisor be continued after a merger or acquisition. Such preexisting agreements of target businesses for the continuation of the services of attorneys, accountants, advisors or consultants could be a factor in the selection of a target business.

      In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. On the consummation of a transaction, it is likely that our present management and stockholder will no longer be in control. In addition, it is likely that our officer and director will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

      It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances however, as a negotiated element of its transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after we have entered into an agreement for a business combination or have consummated a business combination and we are no longer considered a blank check company. The issuance of additional securities and their potential sale into any trading market which may develop in our securities may depress the market value of our securities in the future if such a market develops, of which there is no assurance.

      While the terms of a business transaction to which we may be a party cannot be predicted, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and thereby structure the acquisition in a tax-free reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

      With respect to any merger or acquisition negotiations with a target business, management expects to focus on the percentage of the Company which target business stockholder would acquire in exchange for their shareholdings in the target business. Depending upon, among other things, the target business's assets and liabilities, our stockholder will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our stockholder at such time.

      No assurances can be given that we will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target business.

      As of the date hereof, management has not made any final decision concerning or entered into any written agreements for a business combination. When any such agreement is reached or other material fact occurs, we will file notice of such agreement or fact with the Securities and Exchange Commission on Form 8-K. Persons reading this Form 10-KSB are advised to determine if we have subsequently filed a Form 8-K.

      We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. Management believes (but has not conducted any research to confirm) that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, and providing liquidity for our stockholder and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

      We do not currently intend to retain any entity to act as a "finder" to identify and analyze the merits of potential target businesses.

RISK FACTORS

An investment in the Company is highly speculative in nature and involves an extremely high degree of risk.

There may be conflicts of interest between our management and our non-management stockholders. Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. A conflict of interest may arise between our management's personal pecuniary interest and its fiduciary duty to our stockholders. Further, our management's own pecuniary interest may at some point compromise its fiduciary duty to our stockholders. In addition, our officers and directors are currently involved with other blank check companies and conflicts in the pursuit of business combinations with such other blank check companies with which they and other members of our management are, and may be the future be, affiliated with may arise. If we and the other blank check companies that our officers and directors are affiliated with desire to take advantage of the same opportunity, then those officers and directors that are affiliated with both companies would abstain from voting upon the opportunity. In the event of identical officers and directors, the officers and directors will arbitrarily determine the company that will be entitled to proceed with the proposed transaction. Further, Erickson & Sederstrom, P.C.., is acting as legal counsel to the Company. Our officers and directors are currently shareholders of Erickson & Sederstrom, P.C. We cannot assure you that conflicts of interest among us, Erickson & Sederstrom, P.C. and our stockholders will not develop.

Our business is difficult to evaluate because we have no operating history.

As the Company has no operating history or revenue and only minimal assets, there is a risk that we will be unable to continue as a going concern and consummate a business combination. The Company has had no recent operating history nor any revenues or earnings from operations since inception. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

There is competition for those private companies suitable for a merger transaction of the type contemplated by management.

The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

The Company has no existing agreement for a business combination or other transaction.

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

Management intends to devote only a limited amount of time to seeking a target company which may adversely impact our ability to identify a suitable acquisition candidate. While seeking a business combination, management anticipates devoting no more than a few hours per week to the Company's affairs. Our officers have not entered into written employment agreements with us and are not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination. The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition.

Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

The Company may be subject to further government regulation which would adversely affect our operations.

Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the "Investment Company Act"), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to our status under the Investment Company Act and, consequently, violation of the Act could subject us to material adverse consequences.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign concern, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

There is currently no trading market for our common stock.

Outstanding shares of our Common Stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations. These restrictions will limit the ability of our stockholders to liquidate their investment.

Our business will have no revenues unless and until we merge with or acquire an operating business.

We are a development stage company and have had no revenues from operations. We may not realize any revenues unless and until we successfully merge with or acquire an operating business. The Company intends to issue more shares in a merger or acquisition, which will result in substantial dilution.

Our articles of incorporation authorize the issuance of a maximum of 1,000,000,000 shares of common stock and a maximum of 100,000,000 shares of preferred stock.

Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm's-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of Common Stock or Preferred Stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of Common Stock might be materially adversely affected.

The Company has conducted no market research or identification of business opportunities, which may affect our ability to identify a business to merge with or acquire.

The Company has neither conducted nor have others made available to us results of market research concerning prospective business opportunities. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. Our management has not identified any specific business combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

Because we may seek to complete a business combination through a "reverse merger", following such a transaction we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since we will assist a privately held business to become public through a "reverse merger." Securities analysts of major brokerage firms may not provide coverage of our Company since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future. We cannot assure you that following a business combination with an operating business, our common stock will be listed on NASDAQ or any other securities exchange.

Following a business combination, we may seek the listing of our common stock on NASDAQ or the American Stock Exchange.

However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. After completing a business combination, until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the "pink sheets," where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

There is no public market for our common stock, nor have we ever paid dividends on our common stock.

There is no public trading market for our common stock and none is expected to develop in the foreseeable future unless and until the Company completes a business combination with an operating business and such business files a registration statement under the Securities Act of 1933, as amended. Additionally, we have never paid dividends on our Common Stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

Authorization of Preferred Stock.

Our Articles of Incorporation authorizes the issuance of up to 100,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of its authorized preferred stock, there can be no assurance that the Company will not do so in the future. Control by management.

Management currently owns approximately 29.03% of all the issued and outstanding capital stock of the Company. Consequently, management has the ability to influence control of the operations of the Company and, acting together, will have the ability to influence or control substantially all matters submitted to stockholders for approval, including:

      o     Election of the board of directors;

      o     Removal of any directors;

      o     Amendment of the Company's articles of incorporation or bylaws; and

      o Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

These stockholders will thus have substantial influence over our management and affairs and other stockholders of the Company possess no practical ability to remove management or effect the operations of the business of the Company. Accordingly, this concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquiror from making a tender offer for the common stock.

ITEM 2. DESCRIPTION OF PROPERTY

The Company neither rents nor owns any properties. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

      There is no litigation pending or threatened by or against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

      No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information. The Company's common stock is not trading on any stock exchange. The Company is not aware of any market activity in its stock since its inception through the date of this filing.

(b) Holders. As of the date hereof, there are twelve record holders of 15,500 shares of the Company's common stock.

(c) Dividends. The Registrant has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

ITEM 6. PLAN OF OPERATION

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury.

During the next twelve months we anticipate incurring costs related to:

(i) filing of Exchange Act reports, and

(ii) costs relating to consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

The Company may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing, and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a target business in order to achieve a tax free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Off-Balance Sheet Arrangements

      We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Going Concern

      The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of us as a going concern. Our lack of cash is inadequate to pay all of the costs associated with our operations. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue existence.

ITEM 7. FINANCIAL STATEMENTS

      See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-12 of this Form 10-KSB. [VINTAGE TO ATTACHE FINANCIAL STATEMENTS W/F PAGE NUMBERS]

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

The Company is a development stage company with no revenues and the Company's President and Chief Financial Officer has responsibility for our internal controls and procedures over the our financial reporting.

We have implemented and maintain disclosure controls and procedures which consist of: the control environment, risk assessment, control activities, information and communication and monitoring. Our scope of internal control therefore extends to policies, plans procedures, processes, systems, activities, initiatives, and endeavors required of a company with limited transactions, revenues, expenses, and operations. These controls and procedures are designed to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal controls or in other factors that could significantly affect the controls subsequent to the date of the evaluation referenced below.

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision of its President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, our President and Chief Financial Officer concluded, given the Company's limited operations, that the Company's disclosure controls and procedures were effective.

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

(a) Identification of Directors and Executive Officers.

A. Identification of Directors and Executive Officers. The current officers and directors will serve for one year or until their respective successors are elected and qualified. They are:

Name                Age      Positions and Offices Held
-----------------   ---   --------------------------------
Virgil K. Johnson    64   Director
William T. Foley     46   President, Treasurer & Secretary

Virgil K. Johnson has been a principal shareholder of the law firm of Erickson & Sederstrom, P.C., 10330 Regency Parkway Drive, Omaha, Nebraska 68114, for more than 25 years. Mr. Johnson is also a principal shareholder and director of Nebraska State Bank, a state chartered bank with principal offices in Omaha, Nebraska.

William T. Foley has been a shareholder of the law firm of Erickson & Sederstrom, P.C. since 1995.

B. Significant Employees. None.

C. Family Relationships. None.

D. Involvement in Certain Legal Proceedings.

(1) No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations or is subject to any pending criminal proceeding.

(2) No bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant of the Company nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

(3) No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

(4) No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

PRIOR BLANK CHECK COMPANY EXPERIENCE

None of the Company's officers and directors has any prior experience with a blank check company.

CONFLICTS OF INTEREST

There may be conflicts of interest between our management and our non-management stockholders. Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. A conflict of interest may arise between our management's personal pecuniary interest and its fiduciary duty to our stockholders. Further, our management's own pecuniary interest may at some point compromise its fiduciary duty to our stockholders. In addition, our officers and directors are currently involved with other blank check companies and conflicts in the pursuit of business combinations with such other blank check companies with which they and other members of our management are, and may be the future be, affiliated with may arise. If we and the other blank check companies that our officers and directors are affiliated with desire to take advantage of the same opportunity, then those officers and directors that are affiliated with both companies would abstain from voting upon the opportunity. In the event of identical officers and directors, the officers and directors will arbitrarily determine the company that will be entitled to proceed with the proposed transaction. Further, Erickson & Sederstrom, P.C.., is acting as legal counsel to the Company. Our officers and directors are currently shareholders of Erickson & Sederstrom, P.C. There can be no assurance that conflicts of interest among us, Erickson & Sederstrom, P.C. and our stockholders will not develop.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officer and director, we believe that during the year ended 2006 all forms 3 and 4 were filed on a timely basis.

Audit Committee and Financial Expert

We do not have an Audit Committee, our President and Chief Financial Officer performs the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

Code of Ethics

We have not adopted a corporate code of ethics. Our decision to not adopt such a code of ethics results from our having only one officer and one director and from the limited operations and resources of the Company. We believe that the limited interaction which occurs because of having a limited number of officers and limited operations eliminates the current need for such a code.

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. We have elected not to have a Nominating Committee in that we are a development stage company with limited operations and resources.

ITEM 10. EXECUTIVE COMPENSATION

Our officer and director do not receive any compensation for their services rendered, have not received such compensation in the past, and are not accruing any compensation pursuant to any agreement with us. However, our officer and director anticipate receiving benefits as beneficial stockholders and, possibly, in other ways upon consummation of a merger/acquisition transaction.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

Compensation Committee

We do not have a formal Compensation Committee. Our lack of payment of any executive compensation and our development stage status, we deemed a Compensation Committee to not be necessary at this time.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Security ownership of certain beneficial owners.

The following table sets forth, as of the date of this Registration Statement, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold more than 5% of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

                                            Name and Address       Amount and Nature of
Title of Class                           of Beneficial Owner (1)   Beneficial Owner (2)   Percent of Class
------------------------------------   -------------------------   --------------------   ----------------
Common Stock                           William T. Foley                    2,000                12.90
Common Stock                           Virgil K. Johnson                   2,500                16.13
Common Stock                           Charles V. Sederstrom (3)           2.500                16.13
Common Stock                           Thomas J. Culhane                   1,000                 6.45
Common Stock                           Charles Humble                      1,000                 6.45
Common Stock                           Daniel B. Kinnamon                  2,000                12.90
Common Stock                           Jerald L. Rauterkus                 1,000                 6.45
Common Stock                           Mark M. Schorr                      1,500                 9.68
All directors and executive officers                                       4,500                29.03
as a group (2 persons)

(1) The address for each stockholder is 10330 Regency Parkway Drive, Suite 100, Omaha, Nebraska 68114.

(2) Except as otherwise indicated, all shares are beneficially owned directly by each stockholder.

(3) The shares beneficially owned by Mr. Sederstrom are held in the name of CVS Operations Group Limited Partnership, a Nebraska limited partnership.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTORS INDEPENDENCE

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

ITEM 13. EXHIBITS

3.1 Articles of Incorporation.*
3.2 By-Laws.*
31**
32**

*Previously Filed as part of our Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act"). **Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT AND SERVICES

AUDIT FEES

      The following is a summary of the fees billed to us by Robison, Hill & Company for professional services rendered during the years ended December 31, 2006 and 2005:

Service               2006     2005
------------------   ------   -----
Audit Fees           $ 2900   $3400
Audit-Related Fees       --      --
Tax Fees                100     100
All Other Fees           --      --
                     ------   -----
Total                $3,000   $3500
                     ======   =====

AUDIT-RELATED FEES

Consists of fees billed for professional services rendered for the audits of our consolidated financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Securities & Exchange Commission and related comfort letters and other services that are normally provided by Robison, Hill & Company in connection with statutory and regulatory filings or engagements

TAX FEES

Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions..

ALL OTHER FEES

None.


                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Date: April 2, 2007

                                       ESCO, Inc.


                                       By: /s/ William T. Foley
                                           ------------------------------
                                           Name: William T. Foley
                                           Title: President

                                    Esco, Inc
                          (A Development Stage Company)

                                       -:-

                INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS' REPORT

                           December 31, 2006 and 2005

                                    CONTENTS


                                                                         Page

Report of Independent Registered Public Accountants......................F-1

Comparative Balance Sheet
December 31, 2006 and 2005................................................F-3

Statements of Operations
For the years ended December 31, 2006 and 2005 and for the
cumulative period from March 6, 1997 (inception) to
December 31, 2006........................................................F-4

Statement of Stockholders' Equity
Since March 6, 1997 (inception) to December 31, 2006.....................F-5

Statements of Cash Flows
For the years ended December 31, 2006 and 2005 and the cumulative period from March 6, 1997 (inception)  to December 31, 2006.....................F-6

Notes to Financial Statements............................................F-7

                                                [LETTERHEAD OF ROBIN, HILL & CO]

--------------------------------------------------------------------------------
ROBISON, HILL & CO.                              Certified Public Accountants
A PROFESSIONAL CORPORATION
                                                 BRENT M. DAVIES, CPA
                                                 DAVID O. SEAL, CPA
                                                 W. DALE WESTENSKOW, CPA
                                                 BARRY D. LOVELESS, CPA
                                                 STEPHEN M. HALLEY, CPA


               REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

Esco, Inc
(A Development Stage Company)

We have audited the accompanying balance sheets of Esco, Inc (a development stage company) as of December 31, 2006, and 2005, and the related statements of operations, and cash flows for the years ended December 31, 2006, and 2005, and the cumulative since November 5, 2005 (inception) to December 31, 2006, and the statement of stockholder's equity since November 5, 2005 (inception) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Esco, Inc (a development stage company) as of December 31, 2006, and 2005 and the results of its operations and its cash flows for the years ended December 31, 2006, and 2005 and the cumulative since November 5, 2005 (inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has an accumulated deficit, has recurring losses, has no revenues and requires additional financing, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty


                                          ---------------------------------
                                          Certified Public Accountants
Salt Lake City, Utah
March 30, 2007

                                   ESCO, INC.
                          (A Development Stage Company)
                            COMPARATIVE BALANCE SHEET

                                                                               December 31,   December 31,
                                                                                  2006           2005
                                                                              -----------    -----------
Assets:
   Cash                                                                       $     4,457    $    15,480
                                                                              -----------    -----------

 Total Assets                                                                 $     4,457    $    15,480
                                                                              ===========    ===========

Liabilities:
  Accounts Payable                                                            $        --    $     7,963
                                                                              -----------    -----------

Stockholders' Equity:
  Preferred Stock, par value $.001, Authorized 100,000,000 shares, Issued 0
    shares at December 31, 2006 and December 31, 2005                                  --             --

  Common Stock, par value $.001,
    Authorized 1,000,000,000 shares, Issued 15,500 shares
    at December 31, 2006 and December 31, 2005                                         16             16

  Paid-In Capital                                                                  15,484         15,484

  Deficit Accumulated During the Development Stage                                (11,043)        (7,983)
                                                                              -----------    -----------

     Total Stockholders' Equity                                                     4,457          7,517
                                                                              -----------    -----------

     Total Liabilities and Stockholders' Equity                               $     4,457    $    15,480
                                                                              ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                   ESCO, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                               Cumulative
                                                                  since
                                                               November 4,
                                                                   2005
                                    For the Years Ended        inception of
                                        December 31,           development
                                    2006           2005           stage
                                 -----------    -----------    -----------
Revenues:                        $        --    $        --            $--

Expenses:
   General & Administrative            3,060          7,983         11,043
                                 -----------    -----------    -----------

     Net Loss                    $    (3,060)   $    (7,983)   $   (11,043)
                                 ===========    ===========    ===========

Basic & Diluted Loss per Share   $     (0.20)   $     (0.90)
                                 ===========    ===========

Weighted Average Shares
Outstanding                           15,500          8,820
                                 ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                   ESCO, INC.
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
             SINCE NOVEMBER 4, 2005 (INCEPTION) TO DECEMBER 31, 2006

                                                                                                  Deficit
                                                                                                Accumulated
                                                                                                   Since
                                                                                                November 4,
                                                                                                    2005
                                                                                                Inception of
                                                   Common Stock                  Paid-In        Development
                                               Shares          Par Value         Capital           Stage
                                             -----------      -----------      -----------      -----------
     Balance at November 5, 2005 (Inception)          --      $        --      $        --      $        --
                                             -----------      -----------      -----------      -----------

     November 29, 2005, Stock Issued for
     Cash                                         15,500               16           15,484      $        --

     Net loss for year-end December 31, 2005          --               --               --           (7,983)
                                             -----------      -----------      -----------      -----------

     Balance at December 31, 2005                 15,500      $        16      $    15,484      $    (7,983)

                                                                                                -----------
     Net Loss for year-end December 31, 2006          --               --               --      $    (3,060)
                                             -----------      -----------      -----------      -----------

     Balance at December 31, 2006                 15,500      $        16      $    15,484      $   (11,043)
                                             ===========      ===========      ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                                   ESCO, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                             Cumulative
                                                                                               since
                                                                                             November 4,
                                                                                                2005
                                                             For the Years Ended             inception of
                                                                 December 31,               development
                                                           2006               2005             stage
                                                       ------------       ------------       ------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                               $     (3,060)      $     (7,983)      $    (11,043)

Increase (Decrease) in Accounts Payable                      (7,963)             7,963                 --
                                                       ------------       ------------       ------------
  Net Cash Used in operating activities                     (11,023)               (20)           (11,043)
                                                       ------------       ------------       ------------
CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities                        --                 --                 --
                                                       ------------       ------------       ------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Common Stock Issued for Cash                                     --             15,500             15,500
                                                       ------------       ------------       ------------
Net Cash Provided by Financing Activities                        --             15,500             15,500
                                                       ------------       ------------       ------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                 (11,023)            15,480              4,457
Cash and Cash Equivalents
  at Beginning of Period                                     15,480                 --                 --
                                                       ------------       ------------       ------------
Cash and Cash Equivalents
  at End of Period                                     $      4,457       $     15,480       $      4,457
                                                       ============       ============       ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                             $         --       $         --       $         --
  Franchise and income taxes                           $         --       $         --       $         --


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES: None

   The accompanying notes are an integral part of these financial statements.

                                   ESCO, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for ESCO, Inc. (a development stage company) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Nature of Operations and Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern," which assume that Esco, Inc. (hereto referred to as the Company) will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company's ability to continue as a "going concern." The Company has incurred net losses of approximately $11,043 for the period from November 4, 2005 (inception) to December 31, 2006, has an accumulated deficit, has recurring losses, has no revenues and requires additional financing in order to finance its business activities on an ongoing basis. The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its operating expenses. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide them with the opportunity to continue as a "going concern"

These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a "going concern." While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the "going concern" assumption used in preparing these financial statements, there can be no assurance that these actions will be successful. If the Company were unable to continue as a "going concern," then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used.

Organization and Basis of Presentation

The Company was incorporated under the laws of the State of Nevada on November 4, 2005. The Company did not have any operating activities during the period from its incorporation through December 31, 2006 and was considered dormant.

Nature of Business

The Company has no products or services as of December 31, 2006. The Company was organized as a vehicle to seek merger or acquisition candidates.

                                   ESCO, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2006
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Financial Instruments

The Company's financial assets consist of cash. The Company has no financial liabilities. Except as otherwise noted, it is management's opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values due to the sort-term maturities of these instruments.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No.109, "Accounting for Income Taxes." SFAS No.109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

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

                                   ESCO, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2006
                                   (Continued)

Loss per Share

Loss per Share

         The basic loss per share is as follows:

                                                      For the year ended  For the year ended
                                                         December 31,       December 31,
                                                            2005                2006
                                                         ------------       ------------
BASIC LOSS PER SHARE                                     $       0.90       $       0.20

Loss to common shareholders - numerator                  $     (7,983)      $     (3,060)

Weighted  Average  Shares  Issued  and
Outstanding - denominator                                       8,820             15,500

Basic income (loss) per share has been computed by dividing the income (loss) for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at December 31, 2006 and 2005, and thus there would be no anti-dilutive affect to earnings per share.

Recent Accounting Standards

In February 2006, The FASB issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140." This statement amends FASB 133, Accounting for Derivative Instruments and Hedging Activities and Statement and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation, clarifies which interest only strips and principal are not subject to the requirements of Statement 133, establishes a requirement to evaluate interest in securitized financial assets, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument to a beneficial interest other than another derivative financial instrument. The statement is effective for fiscal years beginning after September 15, 2006. Management does not expect this statement to have any material effect on its financial statements.

In March 2006 the FASB issued SFAS No. 156 " Accounting for Servicing of Financial Instruments - an amendment of FASB No.140, Accounting for Transfers and Servicing of Financial Instruments and Extinguishments of Liabilities. The statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service an asset by entering into a servicing contract, requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair market value, permits an entity to choose either the amortization method or fair market value measurement method for subsequent measurement periods for each class of separately recognized servicing assets and servicing liabilities, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights at its initial adoption, and requires separate presentation of servicing assets

                                   ESCO, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2006
                                   (Continued)

Recent Accounting Standards (Continued)

and servicing liabilities subsequently measured at fair value. The statement is effective for fiscal years beginning after September 15, 2006. Management does not expect this statement to have any material effect on its financial statements.

In June, 2006 the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109". This Interpretation clarifies, among other things, the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period the Interpretation is adopted. FIN 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109, is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period the Interpretation is adopted. Management is evaluating the financial impact of this pronouncement.

In September 2006, the FASB issued SFAS No. 157, "Accounting for Fair Value Measurements." SFAS No. 157 defines fair value, and establishes a framework for measuring fair value in generally accepted accounting principles and expandsdisclosure about fair value measurements. SFAS No. 157 is effective for the Company for financial statements issued subsequent to November 15, 2007. The Company does not expect the new standard to have any material impact on the financial position and results of operations.

In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB 108") which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal 2007. Management is evaluating the financial impact of this pronouncement.

Reclassifications

Certain reclassifications have been made in the 2005 financial statements to conform with the December 31, 2006 presentation.

                                   ESCO, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2006
                                   (Continued)

NOTE 2 - INCOME TAXES

As of December 31, 2006, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $11,043 that may be offset against future taxable income through 2026. Approximately, $7,983 of the carry forward will expire in 2025. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

                               2006               2005
                          ------------       ------------
Net Operating Losses      $       1656       $       1197

Valuation Allowance              (1656)             (1197)
                          ------------       ------------
                          $         --       $         --
                          ============       ============



The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:

                                                    2006               2005
                                                ------------       ------------
Provision (Benefit) at US Statutory Rate        $        459  $            1197

Increase (Decrease) in Valuation Allowance              (459)             (1197)
                                                ------------       ------------
                                                $         --      $          --
                                                ============       ============

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and causes a change in management's judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

NOTE 3 - DEVELOPMENT STAGE COMPANY

The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage. The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

                                   ESCO, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2006
                                   (Continued)

NOTE 4 - COMMITMENTS

         As of December 31, 2006 corporate officers from their business offices have conducted all activities of the Company. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 - COMMON STOCK TRANSACTIONS

         On November 29, 2005 the company issued 15,500 shares of common stock for $1.00 per share.