Form 10QSB
period 2007-03-31
ESCO INC
filed 2007-05-15
CIK 1359290

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐ TRANSITION REPORT PURSUANT SECTION 13 OR 15(d)
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

Facsimile number (402) 390-7137

Copies to:

William T. Foley, Esq.
Erickson & Sederstrom, P.C.
10330 Regency Parkway Drive
Omaha, NE 68114
(402) 390-7117

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,500 shares of Common Stock, par value $ .0001 per share, outstanding as of November 1, 2006.

Transitional Small Business Disclosure Format (Check one): YES ☐  NO ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ESCO, INC.
(A Development Stage Company)
BALANCE SHEET
(Unaudited)

	March 31,	December 31,
	2007	2006
Assets:
Cash	$2,942	$4,457

Total Assets	$2,942	$4.457

Liabilities:
Accounts Payable	$-	$-

Stockholders’ Equity:
Preferred Stock, par value $.001, Authorized 100,000,000 shares, Issued 0 shares at March 31, 2007 and December 31, 2006	-	-
Common Stock, par value $.001, Authorized 1,000,000,000 shares, Issued 15,500 shares at March 31, 2007 and December 31, 2006	16	16
Paid-In Capital	15,484	15,484
Deficit Accumulated During the Development Stage	(12,558)	(11,043)

Total Stockholders’ Equity	2,942	4,457

Total Liabilities and Stockholders’ Equity	$2,942	$4,457

The accompanying notes are an integral part of these financial statements.

ESCO, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative
			Since
	For the Three Months Ended		November 4,
	March 31,		2005
	2007	2006	inception
Revenues:	$-	$-	$-

Expenses:
General & Administrative	1,515	15	12,558

Net Loss	$(1,515)	$(15)	$(12,558)

Basic & Diluted Loss per Share	$(0.10)	$-

Weighted Average Shares Outstanding	15,500	15,500

The accompanying notes are an integral part of these financial statements.

ESCO, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative,
			since
	For the Three Months Ended		November 4,
	March 31,		2005
	2007	2006	inception
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,515)	$(15)	$(12,558)

Increase (Decrease) in Accounts Payable	-	(7,963)	-
Net Cash Used in operating activities	(1,515)	(7,978)	(12,558)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Common Stock Issued for Cash	-	-	15,500
Net Cash Provided by Financing Activities	-	-	15,500

Net (Decrease) Increase in
Cash and Cash Equivalents	(1,515)	(7,978)	2,942
Cash and Cash Equivalents at Beginning of Period	4,457	15,480	-
Cash and Cash Equivalents at End of Period	$2,942	$7,502	$2,942

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-	$-
Franchise and income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES: None

The accompanying notes are an integral part of these financial statements.

ESCO, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for ESCO, Inc. (a development stage company) is presented to assist in understanding the Company’s financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Financial Statements

The unaudited financial statements as of March 31, 2007 and for the three months then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern,” which assume that ESCO, Inc. (hereto referred to as the Company) will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.” The Company has incurred net losses of approximately $12,558 for the period from November 4, 2005 (inception) to March 31, 2007, has an accumulated deficit, has recurring losses, has no revenues and requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern”

ESCO, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Nature of Operations and Going Concern (continued)

These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a “going concern.” While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the “going concern” assumption used in preparing these financial statements, there can be no assurance that these actions will be successful. If the Company were unable to continue as a “going concern,” then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used.

Organization and Basis of Presentation

The Company was incorporated under the laws of the State of Nevada on November 4, 2005. The Company did not have any operating activities during the period from its incorporation through March 31, 2007 and was considered dormant.

Nature of Business

The Company has no products or services as of March 31, 2007. The company was organized as a vehicle to seek merger or acquisition candidates.

Financial Instruments

The Company’s financial assets consist of cash. The Company has no financial liabilities. Except as otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values due to the sort-term maturities of these instruments.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

ESCO, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Loss per Share

Basic income (loss) per share has been computed by dividing the income (loss) for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at March 31, 2007 and 2006.

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Recent Accounting Standards

In September 2006, the FASB issued SFAS No. 157, "Accounting for Fair Value Measurements." SFAS No. 157 defines fair value, and establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 is effective for the Company for financial statements issued subsequent to November 15, 2007. The Company does not expect the new standard to have any material impact on the financial position and results of operations.

In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal 2007. Management is evaluating the financial impact of this pronouncement.

In October 2005, the FASB issued FSP FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defied in FASB Statement No. 123(R)”, which provides clarification of the concept of mutual understanding between employer and employee with respect to the grant date of a share-based payment award. This FSP provides that a mutual understanding of the key terms and conditions of an award shall be presumed to exist on the date the award is approved by management if the recipient does not have the ability to negotiate the key terms and conditions of the award and those key terms and conditions will be communicated to the individual recipient within a relatively short time

ESCO, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited-)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Standards (Continued)

period after the date of approval. This guidance was applicable upon the initial adoption of SFAS 123(R). The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations, or cash flows.

In December 2006, the FASB approved FASB Staff Position (FSP) No. EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”), which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies”. FSP EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. The guidance in FSP EITF 00-19-2 amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, and FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, to include scope exceptions for registration payment arrangements.

FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance date of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years, for registration payment arrangements entered into prior to the issuance date of this FSP. The adoption of this pronouncement is not expected to have an impact on the Company’s financial position, results of operations or cash flows.

In October 2005, the FASB issued FSP FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defied in FASB Statement No. 123(R)”, which provides clarification of the concept of mutual understanding between employer and employee with respect to the grant date of a share-based payment award. This FSP provides that a mutual understanding of the key terms and conditions of an award shall be presumed to exist on the date the award is approved by management if the recipient does not have the ability to negotiate the key terms and conditions of the award and those key terms and conditions will be communicated to the individual recipient within a relatively short time period after the date of approval. This guidance was applicable upon the initial adoption of SFAS 123(R). The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations, or cash flows.

ESCO, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited-)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Standards (Continued)

The FASB has indicated it believes that SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.

SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFA No. 107, “Disclosures about Fair Value of Financial Instruments.” SFAS 159 is effective for the Company as of the beginning of fiscal year 2009. The adoption of this pronouncement is not expected to have an impact on the Company’s financial position, results of operations or cash flows.

NOTE 2 - INCOME TAXES

As of December 31, 2006, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $11,043 that may be offset against future taxable income through 2025 and 2026. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

	2006	2005
Net Operating Losses	$1656	$1197
Valuation Allowance	(1656)	(1197)
	$-	$-

The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:

	2006	2005
Provision (Benefit) at US Statutory Rate	$459	$1197
Increase (Decrease) in Valuation Allowance	(459)	(1197)
	$-	$-

ESCO, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited-)

NOTE 2 - INCOME TAXES (Continued)

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

NOTE 4 - COMMITMENTS

As of March 31, 2007 corporate officers from either their homes or business offices have conducted all activities of the Company. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 - COMMON STOCK TRANSACTIONS

On November 29, 2005 the company issued 15,500 shares of common stock for $1.00 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The Company incurred a net loss of $1,515 for the three months ended March 31, 2007, and $12,588 for the period from November 4, 2005 (inception) to March 31, 2007. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.

Plan of Operation. The Company has not realized any revenues from operations since November 4, 2005 (inception), and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

Liquidity and Capital Resources. As of March 31, 2007, the Company had assets consisting of $2,942 in cash.

Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from November 4, 2005 (inception) to March 31, 2007. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

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

PART II — OTHER INFORMATION

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

Dated: May 15, 2007

ESCO, INC.

By:	/s/ William T. Foley
William T. Foley, President