Form 10QSB
period 2007-06-30
ESCO INC
filed 2007-08-14
CIK 1359290

U.S. SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC

                                   FORM 10-QSB

                    |X| QUARTERLY REPORT PURSUANT SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2007

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,500 shares of Common Stock, par value $ .0001 per share, outstanding as of August 14, 2007.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                   ESCO, INC.
                                   ----------
                          (A Development Stage Company)
                          -----------------------------
                                  BALANCE SHEET
                                  -------------



                                                    June 30,    December 31,
                                                     2007          2006
                                                   ---------    ------------
Assets:
-------
   Cash                                            $  2,927      $  4,457
                                                   --------      --------

 Total Assets                                      $  2,927      $  4,457
                                                   ========      ========

Liabilities:
------------
  Accounts Payable                                 $     --      $     --
                                                   --------      --------

Stockholders' Equity:
---------------------
  Preferred Stock, par value $.001,
    Authorized 100,000,000 shares, Issued 0
    shares at June 30, 2007 and
    December 31, 2006                              $     --      $     --
  Common Stock, par value $.001,
    Authorized 1,000,000,000 shares,
    Issued 15,500 shares at June 30, 2007 and
    December 31, 2006                                    16            16
  Paid-In Capital                                    15,484        15,484
  Deficit Accumulated During the Development
    Stage                                           (12,573)      (11,043)
                                                   --------      --------

     Total Stockholders' Equity                       2,927         4,457
                                                   --------      --------

     Total Liabilities and Stockholders' Equity    $  2,927      $  4,457
                                                   ========      ========















  The accompanying notes are an integral part of these financial statements.

                                   ESCO, INC.
                                   ----------
                          (A Development Stage Company)
                          -----------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------



                                                                     Cumulative
                                                                        since
                                                                     November 4,
                        For the Three Months    For the Six Months      2005
                                Ended                   Ended       inception of
                               June 30,                June 30,      development
                           2007        2006        2007      2006       stage
                       --------    --------    --------    --------    --------
Revenues:              $     --    $     --    $     --    $     --    $     --

Expenses:
   General &
Administrative               15          15       1,530          30      12,573
                       --------    --------    --------    --------    --------

     Net Loss          $    (15)   $    (15)   $ (1,530)   $    (30)   $(12,573)
                       ========    ========    ========    ========    ========

Basic & Diluted
Loss per Share         $     --    $     --    $  (0.10)   $     --
                       ========    ========    ========    ========
Weighted Average
Shares Outstanding       15,500      15,500      15,500      15,500
                       ========    ========    ========    ========


















  The accompanying notes are an integral part of these financial statements.

                                   ESCO, INC.
                                   ----------
                          (A Development Stage Company)
                          -----------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                           Cumulative
                                                              since
                                                           November 4,
                                                              2005
                                 For the Six Months Ended  inception of
                                         June 30,          development
                                     2007        2006        stage
                                 --------    --------      ---------
CASH FLOWS FROM OPERATING
-------------------------
ACTIVITIES:
-----------
Net Loss                         $ (1,530)   $    (30)      $(12,573)

Increase (Decrease) in
Accounts Payable                       --      (7,963)            --
                                 --------    --------      ---------
  Net Cash Used in operating
      activities                   (1,530)     (7,993)       (12,573)
                                 --------    --------      ---------

CASH FLOWS FROM INVESTING
-------------------------
ACTIVITIES:
-----------
Net cash provided by investing
activities                             --          --             --
                                 --------    --------      ---------

CASH FLOWS FROM FINANCING
-------------------------
ACTIVITIES:
-----------
Common Stock Issued for Cash           --          --         15,500
                                 --------    --------      ---------
Net Cash Provided by Financing
Activities                             --          --         15,500
                                 --------    --------      ---------

Net (Decrease) Increase in
  Cash and Cash Equivalents        (1,530)     (7,993)         2,927
Cash and Cash Equivalents
  at Beginning of Period            4,457      15,480             --
                                 --------    --------      ---------
Cash and Cash Equivalents
  at End of Period               $  2,927    $  7,487       $  2,927
                                 ========    ========      =========

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Cash paid during the year for:
  Interest                       $     --    $     --       $     --
  Franchise and income taxes     $     --    $     --       $     --

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
-----------------------------------------------------------
ACTIVITIES: None
-----------

  The accompanying notes are an integral part of these financial statements.

                                   ESCO, INC.
                                   ----------
                          (A Development Stage Company)
                          -----------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Unaudited)
                                   -----------

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

This summary of accounting policies for ESCO, Inc. (a development stage company) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Financial Statements

The unaudited financial statements as of June 30, 2007 and for the six (6) months then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three (3) months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern," which assume that ESCO, Inc. (hereto referred to as the Company) will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company's ability to continue as a "going concern." The Company has incurred net losses of approximately $12,573 for the period from November 4, 2005 (inception) to June 30, 2007, has an accumulated deficit, has recurring losses, has no revenues and requires additional financing in order to finance its business activities on an ongoing basis. The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide them with the opportunity to continue as a "going concern"

These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a "going concern." While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the "going concern" assumption used in preparing these financial statements, there can be no assurance that these actions will be successful. If the Company were unable to continue as a "going concern," then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used.

                                   ESCO, INC.
                                   ----------
                          (A Development Stage Company)
                          -----------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Unaudited)
                                   ----------


NOTE  1 -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
----------------------------------------------------------------------------
(Continued)
-----------

Organization and Basis of Presentation

The Company was incorporated under the laws of the State of Nevada on November 4, 2005. The Company did not have any operating activities during the period from its incorporation through June 30, 2007 and is in the development stage.

Nature of Business

The Company has no products or services as of June 30, 2007. The company was organized as a vehicle to seek merger or acquisition candidates.

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

Loss per Share

Basic income (loss) per share has been computed by dividing the income (loss) for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at June 30, 2007 and 2006.

                                   ESCO, INC.
                                   ----------
                          (A Development Stage Company)
                          -----------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Unaudited)
                                   ----------

NOTE  1 -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
----------------------------------------------------------------------------
(Continued)
-----------

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

SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFA No. 107, "Disclosures about Fair Value of Financial Instruments." SFAS 159 is effective for the Company as of the beginning of fiscal year 2009. The adoption of this pronouncement is not expected to have an impact on the Company's financial position, results of operations or cash flows.


NOTE 2 - DEVELOPMENT STAGE COMPANY
----------------------------------

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

                                   ESCO, INC.
                                   ----------
                          (A Development Stage Company)
                          -----------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Unaudited)
                                   ----------

NOTE 3 - COMMITMENTS
--------------------

As of June 30, 2007 corporate officers from either their homes or business offices have conducted all activities of the Company. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 4 - COMMON STOCK TRANSACTIONS
----------------------------------

On November 29, 2005 the company issued 15,500 shares of common stock for $1.00 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The Company incurred a net loss of $15.00 for the three months ended June 30, 2007 and $15.00 for the period ending June 30, 2006, respectively. Combined with the fact that the Company has $2,927.00 in working capital as of June 30, 2007, it is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.

Plan of Operation. The Company has not realized any revenues from operations since November 4, 2005 (inception), and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

Liquidity and Capital Resources. As of June 30, 2007, the Company had assets consisting of $2,927.00 in cash.

Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from November 4, 2005 (inception) to June 30, 2007. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. None.

ITEM 5. OTHER INFORMATION. None.

ITEM 6. EXHIBITS.

Exhibit No.  Description
-----------  -----------
*3.1 Articles of Incorporation, as filed with the Nevada Secretary State on November 4, 2005.

*3.2         By-Laws

31.1         Certification of the Company's Principal Executive Officer to
             Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Quarterly Report on Form 10-QSB for the quarter ended June
             30, 2007.

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

Dated: August 14, 2007

                                               ESCO, INC.


                                               By: /s/ William T. Foley
                                                   -----------------------------
                                                   William T. Foley, President