Form 10QSB
period 2007-09-30
ESCO INC
filed 2007-11-13
CIK 1359290

U.S. SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC

                                   FORM 10-QSB

                    |X| QUARTERLY REPORT PURSUANT SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2007

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,500 shares of Common Stock, par value $ .0001 per share, outstanding as of November 12, 2007.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                   ESCO, INC.
                                   ----------
                          (A Development Stage Company)
                          -----------------------------
                                  BALANCE SHEET
                                  -------------

                                                             (Unaudited)
                                                            September 30,   December 31,
                                                                 2007           2006
                                                           --------------  --------------
Assets:
   Cash                                                    $        2,912  $        4,457
                                                           --------------  --------------
 Total Assets                                              $        2,912  $        4,457
                                                           ==============  ==============
Liabilities:
  Accounts Payable                                         $           --  $           --
                                                           --------------  --------------

Stockholders' Equity:
  Preferred Stock, par value $.001,
    Authorized 100,000,000 shares, Issued 0
    shares at September 30, 2007 and December 31, 2006                 --              --
  Common Stock, par value $.001,
    Authorized 1,000,000,000 shares, Issued 15,500 shares
    at September 30, 2007 and December 31, 2006                        16              16
  Paid-In Capital                                                  15,484          15,484
  Deficit Accumulated During the Development Stage                (12,588)        (11,043)
                                                           --------------  --------------
     Total Stockholders' Equity                                     2,912           4,457
                                                           --------------  --------------
     Total Liabilities and Stockholders' Equity            $        2,912  $        4,457
                                                           ==============  ==============



        The accompanying notes are an integral part of these financial statements.

                                   ESCO, INC.
                                   ----------
                          (A Development Stage Company)
                          -----------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------

                                                                                              Cumulative
                                                                                                 since
                                                                                              November 4,
                                                                                                 2005
                                  For the Three Months Ended     For the Nine Months Ended   inception of
                                          September 30,                 September 30,         development
                                      2007           2006           2007           2006          stage
                                 -------------  -------------  -------------  -------------  -------------
Revenues:                        $          --  $          --  $          --  $          --  $          --

Expenses:
   General & Administrative                 15             15         (1,545)            45         12,588
                                 -------------  -------------  -------------  -------------  -------------
     Net Loss                    $         (15) $         (15) $         (45) $         (45) $     (12,588)
                                 =============  =============  =============  =============  =============

Basic & Diluted Loss per Share   $          --  $          --  $       (0.10) $          --
                                 =============  =============  =============  =============

Weighted Average Shares
  Outstanding                           15,500         15,500         15,500         15,500
                                 =============  =============  =============  =============



                The accompanying notes are an integral part of these financial statements.

                                   ESCO, INC.
                                   ----------
                          (A Development Stage Company)
                          -----------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                                                              Cumulative
                                                                                                 since
                                                                                              November 4,
                                                                                                 2005
                                                                For the Nine Months Ended    inception of
                                                                       September 30,          development
                                                                    2007          2006          stage
                                                               -------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                       $      (1,545) $         (45) $     (12,588)

Increase (Decrease) in Accounts Payable                                   --         (7,963)            --
                                                               -------------  -------------  -------------
  Net Cash Used in operating activities                               (1,545)        (8,008)       (12,588)
                                                               -------------  -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities                                 --             --             --
                                                               -------------  -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Common Stock Issued for Cash                                              --             --         15,500
                                                               -------------  -------------  -------------
Net Cash Provided by Financing Activities                                 --             --         15,500
                                                               -------------  -------------  -------------
Net (Decrease) Increase in
  Cash and Cash Equivalents                                           (1,545)        (8,008)         2,912
Cash and Cash Equivalents
  at Beginning of Period                                               4,457         15,480             --
                                                               -------------  -------------  -------------
Cash and Cash Equivalents
  at End of Period                                             $       2,912  $       7,472  $       2,912
                                                               =============  =============  =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                     $          --  $          --  $          --
  Franchise and income taxes                                   $          --  $          --  $          --


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES: None
----------------------------------------------------------------------


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

Interim Financial Statements

The unaudited financial statements as of September 30, 2007 and for the nine (9) months then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the nine (9) months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern," which assume that ESCO, Inc. (hereto referred to as the Company) will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company's ability to continue as a "going concern." The Company has incurred net losses of approximately $12,588 for the period from November 4, 2005 (inception) to September 30, 2007, has an accumulated deficit, has recurring losses, has no revenues and requires additional financing in order to finance its business activities on an ongoing basis. The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide them with the opportunity to continue as a "going concern"

These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a "going concern." While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the "going concern" assumption used in preparing these financial statements, there can be no assurance that these actions will be successful. If the Company were unable to continue as a "going concern," then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used.


Organization and Basis of Presentation

The Company was incorporated under the laws of the State of Nevada on November 4, 2005. The Company did not have any operating activities during the period from its incorporation through September 30, 2007 and is in the development stage.

                                   ESCO, INC.
                                   ----------
                          (A Development Stage Company)
                          -----------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Unaudited)
                                   ----------


NOTE  1 -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
----------------------------------------------------------------------------
(Continued)
-----------

Nature of Business

The Company has no products or services as of September 30, 2007. The company was organized as a vehicle to seek merger or acquisition candidates.

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

Loss per Share

Basic income (loss) per share has been computed by dividing the income (loss) for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at September 30, 2007 and 2006.

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


NOTE 3 - COMMITMENTS
--------------------

As of September 30, 2007 corporate officers from either their homes or business offices have conducted all activities of the Company. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 4 - COMMON STOCK TRANSACTIONS
----------------------------------

On November 29, 2005 the company issued 15,500 shares of common stock for $1.00 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The Company incurred a net loss of $45.00 for the three months ended September 30, 2007 and $45.00 for the period ending September 30, 2006, respectively. Combined with the fact that the Company has $2,912.00 in working capital as of September 30, 2007, it is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.

Plan of Operation. The Company has not realized any revenues from operations since November 4, 2005 (inception), and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

Liquidity and Capital Resources. As of September 30, 2007, the Company had assets consisting of $2,912.00 in cash.

Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from November 4, 2005 (inception) to September 30, 2007. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

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

Dated: November 12, 2007

                                               ESCO, INC.


                                               By: /s/ William T. Foley
                                                   -----------------------------
                                                   William T. Foley, President