Form 10QSB/A
period 2007-09-30
ESCO INC
filed 2007-11-13
CIK 1359290

U.S. SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC

                                  FORM 10-QSB/A

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

                                   ESCO, INC.
                                   ----------
                          (A Development Stage Company)
                          -----------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------

                                                                                              Cumulative
                                                                                                 since
                                                                                              November 4,
                                                                                                 2005
                                  For the Three Months Ended     For the Nine Months Ended   inception of
                                          September 30,                 September 30,         development
                                      2007           2006           2007           2006          stage
                                 -------------  -------------  -------------  -------------  -------------
Revenues:                        $          --  $          --  $          --  $          --  $          --

Expenses:
   General & Administrative                 15             15          1,545             45         12,588
                                 -------------  -------------  -------------  -------------  -------------
     Net Loss                    $         (15) $         (15) $      (1,545) $         (45) $     (12,588)
                                 =============  =============  =============  =============  =============

Basic & Diluted Loss per Share   $          --  $          --  $       (0.10) $          --
                                 =============  =============  =============  =============

Weighted Average Shares
  Outstanding                           15,500         15,500         15,500         15,500
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. None.

ITEM 5. OTHER INFORMATION. None.

ITEM 6. EXHIBITS.

Exhibit No.   Description
-----------   -----------
*3.1          Articles  of  Incorporation,  as filed with the  Nevada  Secretary
              State on November 4, 2005.

*3.2          By-Laws

31.1          Certification  of  the  Company's  Principal  Executive Officer to
              Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Quarterly Report on Form 10-QSB/A for the quarter ended September 30, 2007.

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