Form 10KSB
period 2007-12-31
ESCO INC
filed 2008-04-15
CIK 1359290

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X|  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                   For the fiscal year ended December 31, 2007

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

                          COMMON STOCK. $.001 par value
                                (Title of Class)

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

The issuer's revenues for its most recent fiscal year ended December 31, 2007. $0.00

The number of shares of Common Stock, $0.001 par value, outstanding on December 31, 2007, was 15,500 shares, held by 12 stockholders.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

================================================================================

                                TABLE OF CONTEXT

                                                                            Page

                                     PART I

Item 1  DESCRIPTION OF BUSINESS......................................    1

Item 2  DESCRIPTION OF PROPERTY......................................    9

Item 3  LEGAL PROCEEDINGS............................................    9

Item 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS........    9

                                     PART II

Item 5  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.....    9

Item 6  PLAN OF OPERATION............................................    9

Item 7  FINANCIAL STATEMENTS ........................................    11

Item 8  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE ..................................    11

Item 8A  CONTROLS AND PROCEDURES ....................................    11

Item 8B  OTHER INFORMATION .........................................    11

                                    PART III

Item 9  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXHCNAGE
          ACT .......................................................    11

Item 10 EXECUTIVE COMPENSATION ......................................    14

Item 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS ................    14

Item 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
          DIRECTORS INDEPENDENCE ....................................    15

Item 13 EXHIBITS ....................................................    15

Item 14 PRINCIPAL ACCOUNTANT AND SERVICES ...........................    15

SIGNATURES ..........................................................    16

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

      Esco, Inc., was incorporated in the State of Nevada on November 4, 2005 as a vehicle to pursue a business combination. The business purpose of the Company is to seek the acquisition of, or merger with, an existing company. As a result, we do not have any active business operations and at this time we are considered a "Blank Check" company.

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

ITEM 7. FINANCIAL STATEMENTS

      See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-8 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

As of December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report.

Changes in Internal Controls.

There have been no changes in our internal controls over financial reporting during the period covered by this report that has materially affected or is reasonably likely to materially affect our internal controls. This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

(a) Identification of Directors and Executive Officers.

A. Identification of Directors and Executive Officers. The current officers and directors will serve for one year or until their respective successors are elected and qualified. They are:

Name                Age      Positions and Offices Held
-----------------   ---   --------------------------------
Virgil K. Johnson    65   Director
William T. Foley     47   President, Treasurer & Secretary

Virgil K. Johnson has been a principal shareholder of the law firm of Erickson & Sederstrom, P.C., 10330 Regency Parkway Drive, Omaha, Nebraska 68114, for more than 25 years. Mr. Johnson was also a principal shareholder and director of Nebraska State Bank, a state chartered bank with principal offices in Omaha, Nebraska until it was acquired by Mutual Omaha in November of 2007.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officer and director, we believe that during the year ended 2007 all forms 3 and 4 were filed on a timely basis.

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

ITEM 14. PRINCIPAL ACCOUNTANT AND SERVICES

AUDIT FEES

      The following is a summary of the fees billed to us by Robison, Hill & Company for professional services rendered during the years ended December 31, 2007 and 2006:

Service               2006     2007
------------------   ------   ------
Audit Fees           $2,900   $7,895
Audit-Related Fees       --       --
Tax Fees             $  100   $  105
All Other Fees           --       --
                     ------   ------
Total                $3,000   $   --
                     ======   ======

AUDIT-RELATED FEES

Audit related fees consist of fees billed for professional services rendered for the audits of our consolidated financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Securities & Exchange Commission and related comfort letters and other services that are normally provided by Robison, Hill & Company in connection with statutory and regulatory filings or engagements

TAX FEES

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

                                       Date: April 15, 2007

                                       ESCO, Inc.


                                       By: /s/ William T. Foley
                                           ------------------------------
                                           Name: William T. Foley
                                           Title: President

                                    CONTENTS


                                                                            Page

Report of Independent Registered Public Accountants.........................F-1

Comparative Balance Sheet
December 31, 2007 and 2006..................................................F-3

Statements of Operations
For the years ended December 31, 2007 and 2006 and for the cumulative period from March 6, 1997 (inception) to
December 31, 2006...........................................................F-4

Statement of Stockholders' Equity
Since March 6, 1997 (inception) to December 31, 2007........................F-5

Statements of Cash Flows
For the years ended December 31, 2007 and 2006 and the cumulative period from March 6, 1997 (inception)  to December 31, 2007........................F-6

Notes to Financial Statements...............................................F-7

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



               INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS' REPORT


ESCO, Inc,
(A Development Stage Company)

We have audited the accompanying balance sheets of ESCO, Inc. (a development stage company) as of December 31, 2007 and 2006 and the related statements of operations and cash flows for each of years in the two-year period ended December 31, 2007 and the cumulative since November 4, 2005 to December 31, 2007 and the statement of stockholders' equity from November 4, 2005 (inception) to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ESCO, Inc. (a development stage company) as of December 31, 2007 and 2006 and the results of its operations and its cash flows for each of the two years ended December 31, 2007 and 2006 and the cumulative since November 4, 2005 to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, as of December 31, 2007, the Company has no source of revenue, has suffered recurring losses from operations, has a deficit accumulated during development stage and requires additional financing in order to finance its business activities on an ongoing basis that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        /S/ Robison, Hill & Co.
                                        -----------------------
                                        Certified Public Accountants

Salt Lake City, Utah
April 14, 2008

                                   ESCO, INC.
                          (A Development Stage Company)
                            COMPARATIVE BALANCE SHEET


                                                                       December 31,      December 31,
                                                                           2007              2006
                                                                      --------------    --------------
Assets:
   Cash                                                               $          397    $        4,457
                                                                      --------------    --------------
 Total Assets                                                         $          397    $        4,457
                                                                      ==============    ==============
Liabilities:
  Accounts Payable                                                    $        4,000    $           --
                                                                      --------------    --------------
Stockholders' Equity:
  Preferred Stock, par value $.001, Authorized 100,000,000 shares, Issued 0 shares at December 31, 2007 and December 31, 2006
  Common Stock, par value $.001,
    Authorized 1,000,000,000 shares, Issued 15,500 shares
    at December 31, 2007 and December 31, 2006
                                                                                  16                16
  Paid-In Capital
                                                                              15,484            15,484
  Deficit Accumulated During the Development Stage                           (19,103)          (11,043)
                                                                      --------------    --------------
     Total Stockholders' Equity
                                                                              (3,603)            4,457
                                                                      --------------    --------------
     Total Liabilities and Stockholders' Equity                       $          397    $        4,457
                                                                      ==============    ==============


   The accompanying notes are an integral part of these financial statements.

                                   ESCO, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                           Cumulative
                                                                              since
                                                                           November 4,
                                                                              2005
                                            For the Years Ended           inception of
                                                December 31,              development
                                           2007              2006             stage
                                      --------------    --------------   --------------
Revenues:                             $           --    $           --   $           --

Expenses:
   General & Administrative                   19,103
                                                                 8,060            3,060
                                      --------------    --------------   --------------

     Net Loss                         $       (8,060)   $       (3,060)  $      (19,103)
                                      ==============    ==============   ==============

Basic & Diluted Loss per Share        $        (0.52)   $        (0.20)
                                      ==============    ==============

Weighted Average Shares Outstanding           15,500            15,500
                                      ==============    ==============


   The accompanying notes are an integral part of these financial statements.

                                   ESCO, INC.
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
             SINCE NOVEMBER 4, 2005 (INCEPTION) TO DECEMBER 31, 2007

                                                                                                  Deficit
                                                                                                Accumulated
                                                                                                   Since
                                                                                                November 4,
                                                                                                   2005
                                                                                               Inception of
                                                   Common Stock                 Paid-In         Development
                                              Shares          Par Value         Capital            Stage
                                          --------------   --------------   --------------    --------------
Balance at November 5, 2005 (Inception)               --   $           --   $           --    $           --

November 29, 2005, Stock Issued for
Cash                                              15,500               16           15,484    $           --

Net loss for year-end December 31, 2005
                                                      --               --               --            (7,983)
                                          --------------   --------------   --------------    --------------

Balance at December 31, 2005                      15,500   $           16   $       15,484    $       (7,983)

Net Loss for year-end December 31, 2006               --               --               --    $       (3,060)
                                          --------------   --------------   --------------    --------------

Balance at December 31, 2006                      15,500   $           16   $       15,484
                                                                                              $      (11,043)

Net Loss for year-end December 31, 2007               --               --               --    $       (8,060)
                                          --------------   --------------   --------------    --------------

                                          ==============   ==============   ==============    ==============
Balance at December 31, 2007                      15,500   $           16   $       15,484    $      (19,103)
                                          ==============   ==============   ==============    ==============

   The accompanying notes are an integral part of these financial statements.

                                   ESCO, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                          Cumulative
                                                                                             since
                                                                                          November 4,
                                                                                             2005
                                                           For the Years Ended           inception of
                                                               December 31,              development
                                                         2007              2006             stage
                                                    --------------    --------------    --------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                            $       (8,060)   $       (3,060)   $      (19,103)

Increase (Decrease) in Accounts Payable
                                                             4,000            (7,963)            4,000
                                                    --------------    --------------    --------------
  Net Cash Used in operating activities                     (4,060)          (11,023)          (19,103)
                                                    --------------    --------------    --------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities
                                                    --------------    --------------    --------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Common Stock Issued for Cash                                15,500
                                                    --------------    --------------    --------------
Net Cash Provided by Financing Activities                   15,500
                                                    --------------    --------------    --------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                 (4,060)          (11,023)              397
Cash and Cash Equivalents
  at Beginning of Period                                     4,457            15,480
                                                    --------------    --------------    --------------
Cash and Cash Equivalents
  at End of Period                                  $          397    $        4,457    $          397
                                                    ==============    ==============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                          $                 $                 $
  Franchise and income taxes                        $                 $                 $


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:  None

   The accompanying notes are an integral part of these financial statements.

                                   ESCO, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2007

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

Organization and Basis of Presentation

      The Company was incorporated under the laws of the State of Nevada on November 4, 2005, under the name of ESCO, Inc. The Company is to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition, or other business combination with a domestic or foreign private business. Since November 4, 2005, the Company is in the development stage, and has not commenced planned principal operations. The Company has a December 31 year end.

Nature of Business

      The Company has no products or services as of December 31, 2007. The Company was organized as a vehicle to seek merger or acquisition candidates.

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

                                   ESCO, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2007
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

      The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No.109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

Fair Value of Financial Instruments

      The carrying value of the Company's financial instruments, including cash and accounts payable at December 31, 2007, approximates their fair values.

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

Loss per Share

Loss per Share

      The basic loss per share is as follows:

                                                For the year ended    For the year ended
                                                 December 31, 2006     December 31, 2007
                                                ------------------    ------------------
      BASIC LOSS PER SHARE                      $             0.20    $             0.52

      Loss to common shareholders - numerator   $           (3,060)   $           (8,060)

      Weighted Average Shares Issued and
        Outstanding - denominator                           15,500               15, 500

      Basic income (loss) per share has been computed by dividing the income
(loss) for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at December 31, 2007, and 2006, and thus there would be no anti-dilutive affect to earnings per share.

                                   ESCO, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2007
                                   (Continued)


Recent Accounting Standards

      In February 2007, the FASB issued SFAS no, 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 provides companies with an option to report selected financials assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The FASB has indicated it believes that SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFA No. 107, "Disclosures about Fair Value of Financial Instruments." SFAS 159 is effective for the Company as of the beginning of fiscal year 2009. The adoption of this pronouncement is not expected to have an impact on the Company's financial position, results of operations or cash flows.

      In December 2007, the FASB issued No. 160, "Noncontrolling Interests in Financial Statements, an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years beginning on or after December 15, 2008. Early adoption is not permitted. Management is currently evaluating the effects of this statement, but it is not expected to have any impact on the Company's financial statements.

                                   ESCO, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2007
                                   (Continued)


Recent Accounting Standards - continued

      In December 2007, the FASB issued No. 141(R), "Business Combinations" ("SFAS 141(R)". SFAS 141(R) provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS 141(R) also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141(R) is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which will require the Company to adopt these provisions for business combinations occurring in fiscal 2009 and thereafter. Early adoption of SFAS 141(R) is not permitted. Management is currently evaluating the effects of this statement, but it is not expected to have any impact on the Company's financial statements.

      In March 2008, the FASB issued No. 161, "Disclosures about Derivative Instruments and Hedging Activities", an amendment of FASB Statement No. 133. ("SFAS 161"). SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. Management is currently evaluating the effects of this statement, but it is not expected to have any impact on the Company's financial statements.

Reclassifications

      Certain reclassifications may have been made in the 2006 financial statements to conform with the December 31, 2007, presentation.

Concentration of Credit Risk

      The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

                                   ESCO, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2007
                                   (Continued)


NOTE 2 - INCOME TAXES

      As of December 31, 2007, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $19,103 that may be offset against future taxable income through 2027. Approximately, $3,060 and $7,938 of the carry forward will expire in 2026 and 2025, respectively. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

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

NOTE 4 - COMMITMENTS

      As of December 31, 2007, corporate officers from their business offices have conducted all activities of the Company. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 - COMMON STOCK TRANSACTIONS

      On November 29, 2005, the Company issued 15,500 shares of common stock for $1.00 per share.

NOTE 6 - SUBSEQUENT EVENT

      Effective January 1, 2008, the shareholders of the Company entered into a Share Purchase Agreement, wherein they are selling ninety-seven percent (97%) of their shares of common stock to Luther Capital Management, LLC. Closing has been delayed, but is expected to occur prior to June 30, 2008.

                                   ESCO, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2007
                                   (Continued)


NOTE 7 - UNCERTAIN TAX POSITIONS

      Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The adoption of the provisions of FIN 48 did not have a material impact on the Company's condensed consolidated financial position and results of operations. At January 1, 2007, the Company had no liability for unrecognized tax benefits and no accrual for the payment of related interest and penalties. The Company did not record a cumulative effect adjustment relating to the adoption of FIN 48.

      Interest costs related to unrecognized tax benefits are classified as "Interest expense, net" in the accompanying condensed consolidated statements of operations. Penalties, if any, would be recognized as a component of "Selling, general and administrative expenses". The Company recognized $0.00 of interest and penalties expense related to unrecognized tax benefits during 2007. In many cases the Company's uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. With few exceptions, the Company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2004. The following describes the open tax years, by major tax jurisdiction, as of December 31, 2007:

                United States (a)          2004 - Present

      (a) Includes federal as well as state or similar local jurisdictions, as applicable.