Form 10-Q
period 2008-06-30
ESCO INC
filed 2008-08-14
CIK 1359290

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 15,500 shares of Common Stock, par value $ .001 per share, outstanding as of August 14, 2008.

Transitional Small Business Disclosure Format (Check one): YES ☐  NO ☒

Item 1. Financial Statements

ESCO, INC.
(A Development Stage Company)
BALANCE SHEET
(Unaudited)

	June 30,	December 31,
	2008	2007
Assets:
Cash	$587	$397

Total Assets	$587	$397

Liabilities:
Accounts Payable	$143	$4,000
Shareholder Loan - Short Term	5,200	-
Total Liabilities	5,343	4,000

Stockholders’ Equity:
Preferred Stock, par value $.001,
Authorized 100,000,000 shares, Issued 0 shares
at June 30, 2008 and December 31, 2007	-	-
Common Stock, par value $.001,
Authorized 1,000,000,000 shares, Issued 15,500 shares
at June 30, 2008 and December 31, 2007	16	16
Paid-In Capital	15,484	15,484
Deficit Accumulated During the Development Stage	(20,256)	(19,103)

Total Stockholders’ Equity	(4,756)	(3,603)

Total Liabilities and Stockholders’ Equity	$587	$397

The accompanying notes are an integral part of these financial statements.

ESCO, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
					since
					November 4,
					2005
	For the Three Months Ended		For the Six Months Ended		inception of
	June 30,		June 30,		development
	2008	2007	2008	2007	stage
Revenues:	$-	$-	$-	$-	$-

Expenses:
General & Administrative	88	15	1,153	1,530	20,256

Net Loss	$(88)	$(15)	$1,153	$(1,530)	$(20,256)

Basic & Diluted Loss per Share	$-	$-	$(.07)	$(0.10)

Weighted Average Shares Outstanding	15,500	15,500	15,500	15,500

The accompanying notes are an integral part of these financial statements.

ESCO, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative,
			since
	For the Six Months Ended		November 4,
	June 30,		2005
	2008	2007	inception
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,153)	$(1,530)	$(20,256)

Increase (Decrease) in Accounts Payable	(3,857)	-	143
Net Cash Used in operating activities	(5,010)	(1,530)	(20,113)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder Loan - Short Term	5,200		5,200
Common Stock Issued for Cash	-	-	15,500
Net Cash Provided by Financing Activities	5,200	-	20,700

Net (Decrease) Increase in
Cash and Cash Equivalents	190	(1,530)	587
Cash and Cash Equivalents at Beginning of Period	397	4,457	-
Cash and Cash Equivalents at End of Period	$587	$2,927	$587

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-	$-
Franchise and income taxes	$-	$-	$-

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

Interim Financial Statements

The unaudited financial statements as of June 30, 2008 and for the six (6) months then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the six (6) months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern,” which assume that ESCO, Inc. (hereto referred to as the Company) will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.” The Company has incurred net losses of approximately $20,200 for the period from November 4, 2005 (inception) to June 30, 2008, has an accumulated deficit, has recurring losses, has no revenues and requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern”

These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a “going concern.” While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the “going concern” assumption used in preparing these financial statements, there can be no assurance that these actions will be successful. If the Company were unable to continue as a “going concern,” then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used.

ESCO, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Organization and Basis of Presentation

The Company was incorporated under the laws of the State of Nevada on November 4, 2005. The Company did not have any operating activities during the period from its incorporation through June 30, 2008 and is in the development stage.

Nature of Business

The Company has no products or services as of June 30, 2008. The company was organized as a vehicle to seek merger or acquisition candidates.

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

Loss per Share

Basic income (loss) per share has been computed by dividing the income (loss) for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at June 30, 2008 and 2007.

ESCO, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Recent Accounting Standards

In December 2007, the FASB issued No. 160, “Noncontrolling Interests in Financial Statements, an amendment of ARB No. 51" (“SFAS 160"). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years beginning on or after December 15, 2008. Early adoption is not permitted. Management is currently evaluating the effects of this statement, but it is not expected to have any impact on the Company’s financial statements.

In December 2007, the FASB issued No. 141(R), “Business Combinations” (“SFAS 141(R)”. SFAS 141(R) provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS 141(R) also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141(R) is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which will require the Company to adopt these provisions for business combinations occurring in fiscal 2009 and thereafter. Early adoption of SFAS 141(R) is not permitted. Management is currently evaluating the effects of this statement, but it is not expected to have any impact on the Company’s financial statements.

In March 2008, the FASB issued No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. (“SFAS 161"). SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. Management is currently evaluating the effects of this statement, but it is not expected to have any impact on the Company’s financial statements.

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

NOTE 3 - COMMITMENTS

As of June 30, 2008 corporate officers from either their homes or business offices have conducted all activities of the Company. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 4 - COMMON STOCK TRANSACTIONS

On November 29, 2005 the Company issued 15,500 shares of common stock for $1.00 per share.

NOTE 5 - SHORT TERM SHAREHOLDER LOAN

On March 17, 2008 and March 18, 2008, the Company secured a short term loan in the face amount of $5,200 from Virgil K. Johnson, one of its shareholder, which is due on demand and bears interest beginning April 1, 2008 at a rate of 7.0% per annum, payable upon demand or at least by December 31st of each year.

NOTE 6 - SALE OF CONTROLLING INTEREST

Effective January 1, 2008, the shareholders of the Company entered into a Share Purchase Agreement, wherein they are selling ninety-seven percent (97%) of their shares of common stock to Luther Capital Management, LLC. Closing has been delayed, but is expected to occur prior to December 31, 2008.

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

Liquidity and Capital Resources

As of June 30, 2008, the Company had assets equal to $587, consisting exclusively of cash.  The Company’s current liabilities as of June 30, 2008 totaled $5,343, comprised mostly of monies due to stockholders. The Company borrowed these funds from Virgil Johnson, its director and stockholder, on March 17, 2008 so that operations could continue. The note is due on demand and bears interest at 7% per annum beginning on April 1, 2008. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. The Company incurred a net loss of $88 for the six months ended June 30, 2008, and $20,256 for the period from November 4, 2005 (inception) to June 30, 2008. The Company incurred a net loss of $15 for three months ended June 30, 2008. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern.

On January 1, 2008, the shareholders of the Company entered into a Share Purchase Agreement, wherein they are selling ninety-seven percent of their shares of Common Stock to Luther Capital Management, Inc. Closing has been delayed, but it is expected that closing will during 2008.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Liquidity and Capital Resources.

As of June 30, 2008, the Company had assets consisting of $587 in cash.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4T. CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures.

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

(b)	Changes in Internal Controls.

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

Dated: August 14, 2008

ESCO, INC.

By:	/s/ William T. Foley
William T. Foley, President