Form 10KSB/A
period 2007-12-31
ESCO INC
filed 2008-10-06
CIK 1359290

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

(Mark One)

☐	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 000-51929

ESCO, INC.
(Name of small business issuer in its charter)

Nevada	20-3750479
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10330 Regency Parkway Dr. Suite 100 Omaha, NE	07701
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (402) 397-2200

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The registrant did not have any revenues for the year ended December 31, 2007.

As of April 15, 2008 there were 15,500 common shares outstanding held by 15 shareholders.

DOCUMENTS INCORPORATED BY REFERENCE:

Form 10-KSB for the small business issuer as originally filed on April 15, 2008.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-KSB/A amends the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission (SEC) on March 31, 2008 (the “Original Filing”). This Amendment revises the disclosures in Item 8A(T), Controls and Procedures, to include “Management’s Report on Internal Control Over Financial Reporting”, as required by Item 308T of Regulation S-B. While management carried out an evaluation in regard to it’s Internal Control Over Financial Reporting, it failed to provide the proper disclosure in its filing.   Because of the inadvertent omission of the required management’s report on internal control over financial reporting in its Form 10-KSB when it was originally filed on March 31, 2008, the Company's management concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2007 to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The Company has implemented additional controls and procedures designed to ensure that the disclosure provided by the Company meets the then-current requirements of the applicable filing made under the Securities Exchange Act of 1934, as amended.

We are also re-filing Exhibit 31.1, Section 302 Certification - Principal Executive Officer and Exhibit 31.2, Section 302 Certification - Principal Financial Officer, required by the filing of the Amendment. As permitted by, and in accordance with Staff guidance, because the Company is not including financial statements in this Amendment, paragraph 3 of each of these certifications has been removed.

There have been no changes from the original Form 10-KSB other than as described above. This Amendment No. 1 does not reflect events occurring after the original filing of the Form 10-KSB, or modify or update in any way disclosures made in the Form 10-KSB.

TABLE OF CONTENTS
Page(s)
PART II

Item 8A(T).	Controls and Procedures

PART III

Item 13.	Exhibits, Financial Statement Schedules

Signatures
Certifications

Exhibit (31.1) - Section 302 Certification - Principal Executive Officer Exhibit (31.2) - Section 302 Certification - Principal Financial Officer

PART II
ITEM 8A(T).  CONTROLS AND PROCEDURES.

The Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e), are designed to ensure that information required to be disclosed in the reports that the Company files and submits under the Exchange Act is accumulated and communicated to Company management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e), as of December 31, 2007 was performed under the supervision and with the participation of the Company’s management. Based on that evaluation, and solely because of the inadvertent omission of the required management’s report on internal control over financial reporting in its Form 10-KSB when it was originally filed on April 15, 2008, the Company's management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e), were not effective as of December 31, 2007 to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The Company has implemented additional controls and procedures designed to ensure that the disclosure provided by the Company meets the then-current requirements of the applicable filing made under the Securities Exchange Act of 1934, as amended.

Management of the Company, including its Principal Executive Officer and Principal Financial Officer, does not expect that its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e), will prevent or detect all errors. A control system, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the control system’s objective will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, have been detected. These inherent limitations include the realities that disclosure requirements may be misinterpreted and judgments in decision-making may be inexact.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management of the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management of the Company concluded that the Company's internal control over financial reporting was effective as of December 31, 2007.

This annual report amendment does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting that have occurred during the Company's last fiscal quarter that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 13. Exhibits, Financial Statement Schedules

(31.1)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Executive Officer

(31.2)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Financial Officer

ITEM 8B. OTHER INFORMATION

None.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Index to Exhibits

Exhibit	Description
*3.1	Articles of Incorporation

*3.2	By-Laws

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
______________
*	Previously filed as part of our form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESCO, INC.

Dated: October 6, 2008	By:	/s/ William T. Foley
William T. Foley,
(Principal Executive Officer) (Principal Financial Officer)

In accordance with the Exchange Act, this Report has been signed below by the following person(s) on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Virgil K. Johnson	Director	October 6, 2008