Form 10KSB/A
period 2007-12-31
ESCO INC
filed 2008-10-07
CIK 1359290

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 2)

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-KSB/A amends the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission (SEC) on March 31, 2008 (the “Original Filing”). This Amendment revises the disclosures in Item 8A(T), to revise certain definitions to comply with SEC guidelines and amends the signature page to comply with the instructions set forth in SEC Form 10-KSB.

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

There have been no changes from the original Form 10-KSB other than as described above and as described in our Amendment No. 1 on Form 10-KSB/A. This Amendment No. 2 does not reflect events occurring after the original filing of the Form 10-KSB, or modify or update in any way disclosures made in the Form 10-KSB.

TABLE OF CONTENTS
Page(s)
PART II

Item 8A(T).	Controls and Procedures

PART III

Item 13.	Exhibits, Financial Statement Schedules

Signatures
Certifications

Exhibit (31.1) - Section 302 Certification - Principal Executive Officer Exhibit (31.2) - Section 302 Certification - Principal Financial Officer

PART II
ITEM 8A(T).  CONTROLS AND PROCEDURES.

An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e), as of December 31, 2007 was performed under the supervision and with the participation of the Company’s management. Based on that evaluation, and solely because of the inadvertent omission of the required management’s report on internal control over financial reporting in its Form 10-KSB when it was originally filed on April 15, 2008, the Company's management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e), were not effective as of December 31, 2007. The Company has implemented additional controls and procedures designed to ensure that the disclosure provided by the Company meets the then-current requirements of the applicable filing made under the Securities Exchange Act of 1934, as amended.

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

ESCO, INC.

Dated: October 7, 2008	By:	/s/ William T. Foley
William T. Foley,
(Principal Executive Officer) (Principal Financial Officer)

In accordance with the Exchange Act, this Report has been signed below by the following person(s) on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Virgil K. Johnson	Director	October 7, 2008

/s/ William T. Foley	Director/Principal Executive Officer/ Principal Financial Officer/ Principal Accounting Officer	October 7, 2008