Form 10-Q
period 2008-09-30
ESCO INC
filed 2008-11-14
CIK 1359290

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 15,500 shares of Common Stock, par value $ .001 per share, outstanding as of November 14, 2008.

Transitional Small Business Disclosure Format (Check one): YES ☐  NO ☒

Item 1. Financial Statements

ESCO, INC.
(A Development Stage Company)
BALANCE SHEET
(Unaudited)

	September 30,	December 31,
	2008	2007
Assets:
Cash	$577	$397

Total Assets	$577	$397

Liabilities:
Accounts Payable	$-0-	$4,000
Shareholder Loan – Short Term	5,200	-
Total Liabilities	5,200	4,000

Stockholders’ Equity:
Preferred Stock, par value $.001,
Authorized 100,000,000 shares, Issued 0 shares
at June 30, 2008 and December 31, 2007	-	-
Common Stock, par value $.001,
Authorized 1,000,000,000 shares, Issued 15,500 shares
at June 30, 2008 and December 31, 2007	16	16
Paid-In Capital	15,484	15,484
Deficit Accumulated During the Development Stage	(20,123)	(19,103)

Total Stockholders’ Equity	(4,623)	(3,603)

Total Liabilities and Stockholders’ Equity	$577	$397

The accompanying notes are an integral part of these financial statements.

ESCO, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
					since
					November 4,
					2005
	For the Three Months Ended		For the Nine Months Ended		inception of
	September 30,		September 30,		development
	2008	2007	2008	2007	stage
Revenues:	$-	$-	$-	$-	$-

Expenses:
General & Administrative	(133)	15	1,020	1,545	20,123

Net Income (Loss)	$133	$(15)	$(1,020)	$(1,545)	$(20,123)

Basic & Diluted Loss per Share	$-	$-	$(.07)	$(0.10)

Weighted Average Shares
Outstanding	15,500	15,500	15,500	15,500

The accompanying notes are an integral part of these financial statements.

ESCO, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative,
			since
	For the Nine Months Ended		November 4,
	September 30,		2005
	2008	2007	inception
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,020)	$(1,545)	$(20,123)

Increase (Decrease) in Accounts Payable	(4,000)	-	-
Net Cash Used in operating activities	(5,020)	(1,545)	(20,123)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder Loan – Short Term	5,200		5,200
Common Stock Issued for Cash	-	-	15,500
Net Cash Provided by Financing Activities	5,200	-	20,700

Net (Decrease) Increase in
Cash and Cash Equivalents	180	(1,545)	577
Cash and Cash Equivalents
at Beginning of Period	397	4,457	-
Cash and Cash Equivalents
at End of Period	$577	$2,912	$577

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-	$-
Franchise and income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES: None

The accompanying notes are an integral part of these financial statements.

ESCO, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for ESCO, Inc. (a development stage company) is presented to assist in understanding the Company’s financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Financial Statements

The unaudited financial statements as of September 30, 2008 and for the nine (9) months then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the nine (9) months. Operating results for interim periods are not necessarily indicative of the results, which can be expected for full years.

Nature of Operations and Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern,” which assume that ESCO, Inc. (hereto referred to as the Company) will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.” The Company has incurred net losses of approximately $20,123 for the period from November 4, 2005 (inception) to September 30, 2008, has an accumulated deficit, has recurring losses, has no revenues and requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern”

These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a “going concern.” While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the “going concern” assumption used in preparing these financial statements, there can be no assurance that these actions will be successful. If the Company were unable to continue as a “going concern,” then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used.

ESCO, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Organization and Basis of Presentation

The Company was incorporated under the laws of the State of Nevada on November 4, 2005. The Company did not have any operating activities during the period from its incorporation through September 30, 2008 and is in the development stage.

Nature of Business

The Company has no products or services as of September 30, 2008. The company was organized as a vehicle to seek merger or acquisition candidates.

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

Loss per Share

Basic income (loss) per share has been computed by dividing the income (loss) for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at September 30, 2008 and 2007.

ESCO, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 2 – DEVELOPMENT STAGE COMPANY

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

NOTE 3 – COMMITMENTS

As of September 30, 2008 corporate officers from either their homes or business offices have conducted all activities of the Company. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 4 - COMMON STOCK TRANSACTIONS

On November 29, 2005 the Company issued 15,500 shares of common stock for $1.00 per share.

NOTE 5 – SHORT TERM SHAREHOLDER LOAN

On March 17, 2008 and March 18, 2008, the Company secured a short term loan in the face amount of $5,200 from Virgil K. Johnson, one of its shareholder, which is due on demand and bears interest beginning April 1, 2008 at a rate of 7.0% per annum, payable upon demand or at least by December 31st of each year.

NOTE 6 – SALE OF CONTROLLING INTEREST

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

Liquidity and Capital Resources

As of September 30, 2008, the Company had assets equal to $577, consisting exclusively of cash.  The Company’s current liabilities as of September 30, 2008 totaled $5,200, comprised mostly of monies due to stockholders. The Company borrowed these funds from Virgil Johnson, its director and stockholder, on March 17, 2008 so that operations could continue. The note is due on demand and bears interest at 7% per annum beginning on April 1, 2008. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates.  The Company had net income of $133 for the three months ended September 30, 2008, due to the write off a finance charges previously deducted by the Company, and has incurred a net loss of $20,123 for the period November 4, 2005 (inception) to September 30, 2008.  The Company has incurred a net loss of $1,020 for the nine months ended September 30, 2008.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.

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

ITEM 4T. CONTROLS AND PROCEDURES.

Our management with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed in the reports we filed under the Exchange Act within the time periods specified in the Securities and Exchange Commission's rules and regulations.

There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Dated: November 14, 2008

ESCO, INC.

By:	/s/ William T. Foley
William T. Foley, President